Form 10-Q
period 2016-09-30
Pocket Shot Co
filed 2016-11-21
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-212055

THE POCKET SHOT COMPANY

(Exact name of registrant as specified in its charter)

Colorado	71-0942431
(State of Incorporation)	(IRS Employer ID Number)

32950 Inverness Dr., Evergreen, CO 80439

(Address of principal executive offices)

(303) 674-2622

(Registrant’s Telephone number)

(Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 15, 2016, there were 6,458,657 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE POCKET SHOT COMPANY

Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets
Cash	$47,405	$156,412
Accounts receivable	7,514	19,444
Inventory	86,957	79,154

Total current assets	141,876	255,010

Fixed assets
Machinery & equipment	325,165	241,996
Accumulated depreciation	(217,594)	(199,925)
	107,571	42,071

	$249,447	$297,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$-	$1,958
Royalty payable	2,965	863
Total current liabilities	2,965	2,821

Stockholders’ equity
Common stock, no par value, 6,458,557 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Additional paid-in capital	583,069	583,069
Retained deficit	(336,587)	(288,809)
	246,482	294,260

	$249,447	$297,081

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Royalty income	$20,412	$32,395	$72,485	$49,555

Costs of sales	605	15,003	20,331	24,292

Gross margin	19,807	17,392	52,154	25,263

Operating expenses
Advertising and promotion	255	2,000	5,805	2,100
General and administrative expenses	18,592	16,887	67,800	47,586
Sales incentives	-	3,625	831	6,557
Travel and entertainment	2,949	8,902	7,826	14,790
Depreciation expense	8,225	8,020	17,670	12,030
Total costs and expenses	30,021	39,434	99,932	83,063

Net income (loss)	$(10,214)	$(22,042)	$(47,778)	$(57,800)

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED September 30, 2016 and the Year Ended December 31, 2015

					Total
	Common Stock		Additional	Stockholders’	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance, December 31, 2013	5,668,657	-	$497,500	$(165,818)	$331,682
Net loss for year ended December 31, 2014				(68,778)	(68,778)
Balance, December 31, 2014	5,668,657	-	$497,500	$(234,596)	$262,904
Shares issued for cash	790,000	-	79,000		79,000
Net loss for year ended December 31, 2015				(54,213)	(54,213)
Balance, December 31, 2015	6,458,657	-	$583,069	$(288,809)	$294,260
Net loss for 9 month period ended September 30, 2016				(47,778)	(47,778)
Balance, September 30, 2016	6,458,657	-	$583,069	$(336,587)	$246,482

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows provided by operating activities:
Net loss	$(47,778)	$(57,800)
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts Receivable	11,930	87,466
Inventory	(7,804)	2,261
Accounts payable	(1,958)	-
Royalty payable	2,102	-
Payable to shareholder	-	(15,000)
Depreciation	17,670	12,030
Net cash provided (used) by operating activities	$(25,838)	$28,956

Cash flows from investing activities:
Purchases of property and equipment	(83,169)	-

Net cash used by investing activities	(83,169)	-

Cash flows from financing activities
Issuance of Capital Stock for cash	-	79,000

Net cash provided by financing activities	-	79,000

Net increase (decrease) in cash	$(109,007)	$107,956

Cash, beginning of period	156,412	37,601

Cash end of period	$47,405	$145,557

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

Notes to Combined Financial Statements

September 30, 2016 (unaudited) and 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Pocket Shot Company, formerly Pocket Shot, LLC, a Colorado limited liability company, was initially formed on April 18, 2004. Under a 351 Exchange Agreement, the members chose to contribute all of their membership interests in the LLC to The Pocket Shot Company, a Colorado corporation in exchange for shares of common stock of the corporation in accordance with the terms and provisions of the agreement. The effective date for the exchange was January 1, 2006. The Company has developed a plastic pouch for the packaging of alcohol under the trademarks Pocketshot and Pocket Shot. They collect royalty income from licensing the right to use the patent and the trademarks in connection with manufacturing, filling and packaging the pouches with alcohol and the distribution, sale and advertising of the products under the brand name.

The Company’s accounting year end is December 31.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2015 as presented in the Company’s Registration statement on Form S-1filed with the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016 and December 31, 2015, the Company cash equivalents totaled $47,405 and $156,412 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of September 30, 2016 and December 31, 2015, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment	3 years
Furniture and Equipment	5 years

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Revenue Recognition

We recognize revenue when the four revenue recognition criteria are met, as follows:

●	Persuasive evidence of an arrangement exists – our customary practice is to obtain written evidence, typically in the form of a sales contract or purchase order;

●	Delivery – when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations, such as installation;

●	The price is fixed or determinable – prices are typically fixed at the time the order is placed and no price protections or variables are offered; and

●	Collectability is reasonably assured – we typically work with businesses with which we have a long standing relationship, as well as monitoring and evaluating customers’ ability to pay.

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the combined balance sheets.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - quoted market prices in active markets for identical assets or liabilities.

●	Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2016 and December 31, 2015, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the nine months ended September 30, 2016 and the year ended December 31, 2015.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – RELATED PARTY TRANSACTION

Consulting services are provided by shareholders. For the nine months ended September 30, 2016 and the year ended December 31, 2015, fees for these services amounted to $24,000 and $26,000 respectively.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the nine months ended September 30, 2016 and the year ended December 31, 2015 were $2,102 and $2,957 respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The company has authorized and issued 6,458,657 common shares with a par value of $0.00 as of September 30, 2016 and December 31, 2015.

Under a 351 Exchange Agreement effective January 1, 2006, the former members of Pocket Shot, LLC agreed to contribute all of their membership interests in the LLC to The Pocket Shot Company, a Colorado corporation, in exchange for 4,943,657 shares of common stock, no par value per share, of the corporation in accordance with the terms and provisions of the agreement. Upon approval of the board of directors, the corporation has subsequently issued 675,000 shares of common stock at $0.50 per share and warrants to purchase 675,000 shares of common stock for $1 per share. The warrants have expired unexercised.

On June 22, 2009, the board of directors approved the issuance of 50,000 shares of common stock to Michael Grove in consideration of past services as the Corporation’s consulting accountant.

In August 2015, the company issued 790,000 common shares with a par value of $0.00 in exchange for $79,000.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company has developed a plastic pouch for the packaging of alcohol under the marks Pocketshot and Pocket Shot. The Company (the Licensor) entered into an initial agreement dated August 10, 2005 with Frank-Lin Distillers, Ltd (the Licensee) to fill and package the Company’s product. The initial term of the agreement was for five years. The agreement automatically renews for succeeding terms of two years each unless either party has given a written notice of its election to terminate the agreement at least one hundred, eighty calendar days prior to the end of any initial or extended term.

NOTE 6 – ROYALTY INCOME

Under the terms of an existing License agreement, the company receives Royalty income in exchange for the license to manufacture, fill and distribute the Company’s product, a plastic pouch for the packaging of alcohol. The Licensee is required to pay the Licensor a royalty per case as provided in the agreement. All royalties due to the Licensor shall accrue upon the sale of the products, regardless of the time of collection by the Licensee.

NOTE 7 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the nine months ended September 30, 2016 and the year ended December 31, 2015, the company’s revenue was generated in the form of royalty income from a single license agreement. The company has operated in a single business segment, licensing their product to customers in the United States.

NOTE 8 – WARRANTS

In August 2015, the Company offered 790,000 shares of common stock at $0.10 per share, which included 790,000 warrants (1-for-1) exercisable at $0.50 per share of common stock, expiring in August 2017, carrying a term of 2 years. A summary of warrant activity is as follows:

	September 30, 2016		December 31, 2015
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	6,458,657	N/A	5,668,657	N/A
Warrants Issued	0	N/A	790,000	$0.50
Warrants Exercised	0	N/A	0	N/A
Warrants Expired	0	N/A	0	N/A
Outstanding, end of period	6,458,657	N/A	6,458,657	N/A

If all the warrants are exercised, there would be 7,248,657 shares issued and outstanding. The shares underlying the warrants are not registered.

The fair value of the Warrants, $6,569, has been determined using the Black Scholes model with the following assumptions: stock price $0.10, exercise price $.50, term (in years) 2, volatility 81%, annual rate of quarterly dividends 0.0%, discount rate 0 .75%, present value stock ex-dividend $0.10, present value of exercise price $0.49, cumulative volatility 114%, proportion of stock present value 20.39%, proportion of exercise price present value -2.45%, call option value $0.01.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements and Associated Risks.

This form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate, or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2016, we had an accumulated deficit totaling $(336,587). This raises substantial doubts about our ability to continue as a going concern.

Plan of Operation

The Company was incorporated under the laws of the State of Colorado on December 7, 2005. Our company holds a patent and several trademarks related to the “Pocket Shot,” an innovative concept that provides the consumer with “grab & go” convenience. Alcoholic beverages have been packaged in attractive, user-friendly 50ml single serving bottle-shaped plastic stand-up pouch, and non-alcoholic energy drinks will be produced in the near future. They are easy to stow and use by pouring from a bottleneck spout, similar to a bottle, and are ideal for active lifestyles.

Our primary method of selling is through distributors using an agreement that provides a monthly royalty for us.

We had no operations prior to 2005. Though we had income in the nine months ended September 30, 2016, our operating expenses were more than our net income during those periods. We have minimal cash, several intangible assets which consist of our patent, trademarks, business plan, relationships, and contacts, and some tangible assets of inventory, equipment, and machinery. We are lacking liquidity and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Results of Operations

For the Three Months Ended September 30, 2016

During the three months ended September 30, 2016, we recognized total revenues of $20,412 compared to $32,395 for the three months ended September 30, 2015. The decrease of $11,983 was a result of an decrease in sales of Pocket Shots.  During the three months ended September 30, 2016, we recognized a gross margin of $19,807 compared to $17,392 during the three months ended September 30, 2015. The increase of $2,415 was due to a large decrease in the cost of sales.   During the three months ended September 30, 2016, we recognized a net loss of $10,214 compared to a net loss of $22,042 during the three months ended September 30, 2015. The net loss decreasing by $11,828 was mainly a result of decreased cost of sales, but also due to decreased operating expenses, including decreases in advertising and promotion, and travel and entertainment expenses for the quarter ended September 30, 2016.

For the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2016, we had $72,485 in revenues compared to $49,555 for the same period one year earlier. For the nine months ended September 30, 2016, our total operating expenses were $99,932 as compared to $83,063 for the nine months ended September 30, 2015. Some of the categories with larger differences in expenses are discussed here. For the nine months ended September 30, 2016 we incurred expenses of $67,800 for general and administrative expenses compared to $47,586 for the same period in 2015. For the nine months ended September 30, 2016 we incurred depreciation expenses of $17,670 compared to $12,030 for the corresponding period in 2015. These increased expenses were partially offset by lower expenses in the following categories. For the nine months ended September 30, 2016 we provided sales incentives in the amount of $831 compared to $6,557 for the corresponding period in 2015. For the nine months ended September 30, 2016 we incurred $7,826 for travel expenses compared to $14,790 for the same period in 2015. The net effect of these changes, was an increase in operating expenses of $16,869.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(336,587) as of September 30, 2016, compared to an accumulated deficit of $(288,809) at December 31, 2015, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the quarter ended September 30, 2016 the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the nine months ended September 30, 2016.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2017 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Investing Activities

The Company had no investing activities for the three months ended September 30, 2016.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2016

At September 30, 2016, we have total current assets of $141,876 consisting of $47,405 in cash and cash equivalents, accounts receivables of $7,514 and inventory of $86,957. Current liabilities at September 30, 2016 were $2,965 and consisted entirely of royalty payable to Mr. Bachmann. At September 30, 2016, we had working capital of $ 138,911.  During the nine months ended September 30, 2016, we used $25,838 in cash for our operating activities. A net loss of $47,778 for the period was due to increased operating expenses of $99,932, but was partially offset by higher gross margin of $52,154, compared to $25,263 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we invested in a new filling machine for $83,169, decreasing our available cash to $47,405.  There were no financing activities for the nine months ended September 30, 2016.

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt.

As at September 30, 2016, our cash balance was $47,405 as compared to $145,557 at September 30, 2015. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

For the Year Ended December 31, 2015

At December 31, 2015, we have total current assets of $255,010 consisting of $156,412 in cash and cash equivalents, accounts receivables of $19,444 and inventory of $79,154. Current liabilities at December 31, 2015 were $2,821 and consisted of $1,958 in accounts payable and $863 in royalty payable to Mr. Bachmann. At December 31, 2015, we had working capital of $252,189.

During the year ended December 31, 2015, we had a positive sum of $39,811 in cash provided from our operating activities. A net loss of $54,213 for the period was reconciled by such non-cash items as $16,041 in depreciation, $72,722 in accounts receivable, $13,666, in inventory, and $26 in royalty payable to Mr. Bachmann. $15,000 was due to related parties at December 31, 2015.

During the year ended December 31, 2014, we used $68,951 in our operating activities. A net loss of $68,778 was reconciled for such non-cash items as $16,040 in depreciation and $19,421 in inventory.

During the year ended December 31, 2015, we used $0 in investing activities. During the year ended December 31, 2014, we used $0 in investing activities.

During the year ended December 31, 2015, $79,000 was received from financing activities through a private placement compared to $0 during the year ended December 31, 2014. During the years ended December 31, 2015, we issued 790,000 shares of our restricted common stock, compared to 0 shares during the year ended December 31, 2014. During the year ended December 31, 2015, we issued $0 in convertible promissory notes. During the year ended December 31, 2014, we issued $0 in convertible promissory notes to investors.

Amounts owed to related parties included in accounts payable totaled $1,958 and $1,958, royalty payable totaled $863 and $837, and amount due to related parties of $0 and $15,000 as of December 31, 2015 and 2014, respectively.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the years ending December 31, 2015 and 2014 were $2,957 and $5,651 respectively.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2016 and December 31, 2015, we had retained deficit of $336,587 and $288,809 respectively and we will require additional working capital to fund operations through 2017 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Form S-1 do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the registration statement have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2015, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

There can be no assurance that we will have adequate capital resources to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

Short Term

On a short-term basis, we have not generated revenues sufficient to cover our growth oriented operations plan. Based on prior history, we may continue to incur losses until such a time that our revenues are sufficient to cover our operating expenses and growth oriented operations plan. As a result we may need additional capital in the form of equity or loans, none of which is committed as of this filing.

Capital Resources

We have only common stock as our capital resource, and our assets, cash and receivables.

We have no material commitments for capital expenditures within the next year, however, as operations are expanded substantial capital will be needed to pay for expansion and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our growth plans. We have made equity and debt offerings in order to support our growth plans, to date, and may do so in the future.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow coverage of our expenses as they may be incurred.

Off Balance Sheet Arrangements

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE POCKET SHOT COMPANY
(Registrant)

Dated: November 21, 2016	By:	/s/ Jarrold Bachmann
Jarrold Bachmann
(Chief Executive Officer, Principal Executive
Officer, Acting Chief Financial Officer
and Principal Accounting Officer)

