Form 10-K
period 2016-12-31
Pocket Shot Co
filed 2017-04-17
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal years ended December 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

333-212055

Commission file number

THE POCKET SHOT COMPANY

(Exact name of registrant as specified in its charter)

Colorado	71-0942431
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

32950 Inverness Dr., Evergreen, CO	80439
(Address of principal executive offices)	(Zip Code)

(303) 674-2622

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $421,865.70 based on 4,218,657 shares held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at the fixed price of $0.10 per share under the registration statement, as amended.

As of December 31, 2016 there were 6,458,557 common shares, no par value, issued and outstanding.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;

●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

●	risks related to our operations and

●	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Pocket Shot,” or the “Company” are to The Pocket Shot Company.

Corporate History

Our Company, The Pocket Shot Company, originally formed as Pocket Shot, LLC on April 9, 2003, was incorporated in the State of Colorado on December 7, 2005, and organized for the purpose of engaging in any lawful business. We are a portable spirit company, producing and distributing hard liquor in a single-shot pouch form. The flexible pouch delivery method is unique and is patented under U.S. Patent D533,462 S.

In 2003, our founder, Mr. Bachmann formed Pocket Shot LLC, and sought to engineer a filling machine for the flexible pouch. In 2005, Pocket Shot entered into its original filling contract with Frank-Lin and subsequently placed its filling machine at the Frank-Lin Distillery in San Jose, CA. The first production of Pocket Shots were in 2006, and the first sales occurred later that year in California. Pocket Shot sold 1,478 Cases in 2006. On January 1, 2006, we entered into a royalty agreement with Jarrold Bachmann, Founder and President of the Company, to convey Mr. Bachmann a royalty with respect to sales of the Pocket Shot Pouch. We pay a royalty of approximately $1.20 to Mr. Bachmann with respect to each case of Pocket Shot Pouches (consisting of between 60 and 120 pouches per case) sold by Pocket Shot or its licensee(s). The Pocket Shot Pouch was patented in the United States (US D533,462 S) on December 12, 2006.

In 2007, Pocket Shot was introduced in Missouri, Colorado, and Oklahoma markets. On February 28, 2008, we entered into a license agreement with Frank-Lin to manufacture and distribute Pocket Shot. From 2007-2009, Frank-Lin had a distribution agreement with Republic Distribution.

Since 2009, we have expanded our distribution, through Frank-Lin, to include the entire United States. Pocket Shot is currently carried in many states and countries, including Rhode Island, Illinois, Massachusetts, Colorado, Arizona, New York, Indiana, Wisconsin, Texas, New Mexico, Delaware, Nevada, Connecticut, Oklahoma, Nevada, Florida, South Carolina, Missouri, Wyoming, Hawaii, Georgia, Washington, Puerto Rico, Europe, Costa Rica, and Canada.

Company Overview

Our Company is engaged in the design, production, and distribution of hard liquor and other beverages in flexible single-serving pouches. On December 12, 2006, Jarrold R. Bachmann and his assignee, Pocket Shot, LLC, received a United States Patent (US D533,462 S) for the proprietary design of a flexible fluid container. On January 1, 2006, we acquired 100% of the issued and outstanding Membership Units of Pocket Shot, LLC (“the LLC”) pursuant to Exchange Agreements with the Members of the LLC. We have been producing and distributing our products since 2006.

Jarrold Bachmann, our President, devised the idea for the product after seeing farm workers in South Africa celebrate payday with crude plastic sachets of alcohol. As an avid outdoorsman, Bachmann saw the opportunity to develop a product to fit his lifestyle and extend across all demographics from the older golfer to the extreme sport generation. “Pocket Shot” is an innovative concept that provides the consumer with “grab and go” convenient and user-friendly package for alcoholic beverages. Each Pocket Shot is packaged with a distinctive shape to resemble a miniature bottle complete with bottleneck for easy pouring.

We are engaged in the design, production, and distribution of hard liquor and other beverages in flexible single-serving pouches. On December 12, 2006, Pocket Shot received a United States Patent (US D533,462 S) for our proprietary design of a flexible fluid container, and has entered into a Licensing Agreement with Frank-Lin Distillers Products, Ltd., for production, filling, and distribution of hard liquor Pocket Shots, and a Licensing Agreement with PS Ventures, Inc. for Pocket Shot Energy.

The Pocket Shot pouch is constructed of three laminated layers of FDA approved plastic substrates produced in Switzerland, the outer of which can be screen printed with bold graphics for brand recognition.

Our main corporate strategy is to expand the regional distribution of Pocket Shots and to expand the product offering, including a new item called Pocket Shot Energy TM.

Each original Pocket Shot comes in a 50 ml single serve flexible stand-up pouch containing 80 proof varietals including:

●	Kentucky Straight Bourbon Whiskey Aged Four Years

●	Imported Caribbean Gold Rum

●	Premium, Triple Distilled Vodka

●	Brandy

●	Especial Gold Tequila Imported from Mexico

●	Cherry Vodka

●	Honey Cinnamon Canadian Whiskey

●	Defrost Peppermint Schnapps

●	Spiced Rum

●	Hot Cinnamon Schnapps

We have an exclusive licensing relationship with the alcohol manufacturer and distributor, Frank-Lin Distillers Products, Ltd. (“Frank-Lin”). Frank-Lin handles all aspects of the filling and distribution of Pocket Shot to each state where it is available for sale. Our product is shipped two ways and retailers can order Pocket Shot with a shipper display carton or a shelf hanger unit: 120 units per case – 10 sleeves, with 12 units per sleeve, or 60 units per case – five sleeves with 12 units per sleeve. Pocket Shot is available in several states and is also available through online retailers.

We have signed an exclusive licensing relationship for Pocket Shot Energy, a concentrated energy beverage, with PS Ventures, Inc. PS Ventures, Inc. is not yet producing Pocket Shot Energy, but will be responsible for handling all aspects of the filling and distribution of Pocket Shot Energy to each state where it is available for sale.

Intellectual Property

In addition to our patent, we have registered our trademarks in the United States, Canada, Mexico, the European Union, Australia, and Costa Rica. Below is a summary of our marks.

United States Registered Intellectual Property:

●	Pocket Shot (trademark) – filed July 7, 2003, first use February 15, 2006, first use in commerce June 20, 2006, registered March 20, 2007 (alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits; and prepared alcoholic cocktails)

●	Pocketshot (service mark) – registered May 15, 2007 (merchandise packaging and wholesale distributorships featuring wine and spirits)

●	Pocket Shot Energy (trademark) – filed May 24, 2012

●	United States Design Patent US D533,462 S – dated December 12, 2006, for a term of 14 years.

Canadian Registered Intellectual Property:

●	Pocket Shot (trademark) – registered October 5, 2011 (Goods: Alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits, namely, malt beverages, namely, ale, beer, lager, stout and malt-based coolers; and prepared alcoholic cocktails; Services: Wholesale and retail services connected to alcoholic beverages; merchandise packaging and wholesale distributorships featuring wine and spirits).

Mexican Registered Intellectual Property:

●	Pocket Shot (trademark) – registered July 25, 2006 (Alcoholic beverages, except beer)

●	Pocketshot (service mark) – registered July 27, 2006 (publicity; business management; business administration; office functions [translated from Spanish: “publicidad; direccion de negocios; administracion de negocios; trabajos de oficina”]).

European Union Registered Intellectual Property:

●	Pocket Shot (trademark) – registered July 21, 2008 (Alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits; and prepared alcoholic cocktails. Wholesale and retail services connected to alcoholic beverages; advertising and promotion services; merchandise packaging and wholesale distributorships featuring wine and spirits.)

Costa Rica Registered Intellectual Property:

●	Pocket Shot (trademark) – registered October 27, 2015 (Alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits; and prepared alcoholic cocktails. Wholesale and retail services connected to alcoholic beverages; advertising and promotion services; merchandise packaging and wholesale distributorships featuring wine and spirits.)

Australia Registered Intellectual Property:

●	Pocket Shot (trademark) – registered April 12, 2008 (Alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits; and prepared alcoholic cocktails. Wholesale and retail services connected to alcoholic beverages; advertising and promotion services; merchandise packaging and wholesale distributorships featuring wine and spirits.)

Production and Storage

We are dependent upon Frank-Lin and PS Ventures, Inc., our producers/distributors, not only for sales, but also for production and distillation. As of April 2017, PS Ventures, Inc. has not produced or sold any Pocket Shot Energy due to a lack of funding. There are several steps in the production and supply process for hard alcohols. First, liquor is distilled in a multi-stage process that converts basic ingredients, including various grains and other raw materials into alcohol. Next, the alcohol is filtered for a smooth quality with minimal harshness. Achieving a high level of purity is relatively complex and involves a series of distillations and filtration processes. After the distillation is completed, Frank-Lin then fills our pre-printed pouches, made by Amcor and printed by Packaging Arts, seals and packages the product for shipment according to our specifications. Frank-Lin then stores our product in their warehouses until they have sold the product to the state distributors.

In June 3016, the Company purchased a Toyo rotary duplex filling machine to fill larger pouches from 296ml to 350ml. This pouch design is used for frozen alcoholic drinks such as frozen margaritas, daiquiris, and sweet teas. The machine, which is capable of filling 80 pouches per minute, has been installed in the Frank-Lin plant and equipped with the conveyors and piping for commercial filling on a toll basis for other customers of Frank-Lin. The Company is investigating development of new products in the ready to drink (“RTD”) category. As of December 31, 2016, the Company has no revenues for this line of business.

Sales and Customers

Pocket Shot only has one customer and that is Frank-Lin. Frank-Lin sets up the distributors in various states and countries and sell the product to the distributors. After all expenses we get one royalty check per month from Frank-Lin. Our royalty income in December 31, 2016 was $81,889 compared to $100,550 for 2015. This is offset in part, however, by the significantly lower cost of sales in 2016 of $27,318 compared to $38,655 for 2015. This decrease in cost of sales is partially attributable to old inventory that was written off. The gross margin then for 2016 was $54,571 compared to $61,895 for 2015. Although sales decreased for the year ended December 31, 2016, we believe that our efforts to expand sales globally will help to increase sales once again.

Licenses

On July 16, 2003, Pocket Shot, LLC received a Basic Permit to act as a wholesaler and importer of distilled spirits in the United States, from the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), a division of the U.S. Department of the Treasury, and Frank-Lin is also licensed by the TTB to conduct the business of a rectifier and wholesaler of alcoholic beverages in the United States.

Raw Materials

Our finished liquor products are shipped from Frank-Lin, who obtains all materials needed to produce our product including liquor ingredients, packaging, and other materials. We provide preprinted Pocket Shot pouches to Frank-Lin for filling, sealing, and distribution. The pouches are produced by and purchased from Amcor. Labels and packaging are produced by and purchased from Packaging Arts. Raw materials used to make our liquor products are available from a variety of suppliers. In the event Frank-Lin is unable to obtain raw materials necessary to make liquor products, we believe that alternative sources of raw materials would be available. We have not experienced any material adverse effect on our business as a result of shortages of raw materials. An unexpected interruption or a shortage in supply of raw materials, could adversely affect our business derived from these products.

Employees and Consultants

As of the date of this filing, we have one consultant, who is our Founder, Chief Executive Officer, President and Director, Jarrold Bachmann. We also use the services of independent contractors for marketing and product placement on an as needed basis.

Consulting Agreements

We do not have any consulting agreements in place at this time.

Research and Development

Frank-Lin will complete any research and development of the liquors used in our products. We have not spent funds on research and development since inception.

Property

We do not currently lease or own any property at this time.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2016, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1,000,000,000 or (ii) we issue more than $1,000,000,000 in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

●	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures;

●	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this registration statement, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We are choosing to irrevocably opt out of the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

Summary Of Financial Information

The following tables set forth, for the periods and as of the dates indicated, our summary financial data. You should read the following information together with the more detailed information contained in “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this filing. Our historical results are not indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year. The statements of operations for the years ended December 31, 2016 and 2015, and balance sheet data as of December 31, 2016, are derived from our audited financial statements included elsewhere in this prospectus. You should read the following information together with the more detailed information contained in “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this filing. Our historical results are not indicative of the results to be expected in the future.

	Years Ended December 31,
	2016	2015
Total Assets	$218,624	$297,081
Current Liabilities	$3,276	$2,821
Stockholders’ Deficit	$215,348	$294,260

	December 31, 2016	December 31, 2015
	(Audited)	(Audited)
Revenues	$81,889	$100,550
Net Loss	$(78,912)	$(54,213)

At December 31, 2016, the accumulated deficit was $(367,721). At December 31, 2015, the accumulated deficit was $(288,809). We anticipate that we will operate in a deficit position and continue to sustain net losses for the foreseeable future.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

We believe that we compete on the basis of quality, price, ingenuity, brand recognition and distribution strength. We compete with other alcoholic beverages for consumer purchases, as well as for shelf space in retail stores. We compete with numerous local, national, multinational producers and distributors of beverage alcohol products, selling products across the United States, many of which have greater resources than us. There is no assurance we will be able to compete effectively.

Industry

Between 2001 and 2006 the growth rate of North American spirits consumption increased from 28.7%to 32.8% (Distilled Spirits Council of the United States “DISCUS” ‘06 Market Review). The growth rate remains high for alcoholic beverages and premium categories are out-performing standard brands. The “super premium” category continues to lead all categories in growth with a rate of 17.5% (2006) followed by the “high-end” brands growing at a rate of 6.5% (2006). The balance of the industries products showed an average growth rate of less than 6% (2006). Super premium spirits only account for 17.5% of overall spirits category that indicates that the potential for the growth in the consumption of these products is very favorable (DISCUS 2006).

According to the Distilled Spirits Council, the distilled spirits (a grain, fruit or vegetable based drink containing ethanol and typically over 20% alcohol by volume) sector achieved accelerated growth in 2016 with supplier sales up 4.5 percent to $25.2 billion, volumes up 2.4 percent to 220 million cases and a seventh straight year of market share gains relative to beer (Distilled Spirits Council, “Distilled Spirits Sector Growth Accelerates in 2016,” February 7, 2017). The growth of this category is being driven by the addition of new young consumers, the popularity of the new cocktails and flavors being offered, and a strong trend to trade up to super premium and luxury brands.

The timing of consumer preferences appear to correlate with the timing of spectator sports and outdoor activities. The MRI/Mediamark Research 2008 and DISCUS 2007 research reports show that sales of these beverages by month tend to average as follows: 12.1% in December; 8.7% in both November and July; 8.3% in each of May through October; 7.8% in April; 7.5% in March; 6.9% in February; and, 6.8% in January.

The reports also state that the top five (5) states for liquor consumption are California, Florida, New York, Texas and Illinois. These are also the states with the highest population levels so this information may not be relevant from a customer targeting point of view. The Southern region of the US appears to have more liquor consumption than the other regions. However, this may not be necessarily indicative of the consumption rates of premium liquors.

White spirits (vodka, tequila, rum and gin) represent 52.6% of the total distilled spirits business. While Vodka represents the lion’s share of the sales, rum, gin and tequila are not far behind in their share of the market. These spirits have enjoyed robust growth at the expense of the “brown” spirits including whisky, cognac and brandy (Galeru Spirits Report 2008).

Industry experts believe that even in recessionary times, trading-up activity (where individuals switch from lower-end products to premium products) will continue to characterize market demand over the long term (Standard & Poor’s Industry Report May 1, 2008).

Brand is everything when communicating with this market. The brand essence must be related through all of the Company’s marketing efforts in the following terms:

●	Contemporary – distinct, innovative, fresh

●	Stylish – sophisticated, confident, sexy

The spirits wholesale industry has undergone significant changes in recent years. Rapid consolidation has occurred in the supplier sector, and distributors have expanded their operations to cover a larger number of states, resulting in consolidation among distributors. Although the market is still quite fragmented in several states, only two major distributors are operating, and the trend toward consolidation in the industry is continuing.

Government Regulation

As holder of federal beverage alcohol permits, we are subject to the jurisdiction of the Federal Alcohol Administration Act (27 CFR Parts 19, 26, 27, 28, 29, 31, 71 and 252), U.S. Customs Laws (USC Title 19), Internal Revenue Code of 1986 (Subtitles E and F), and the Alcoholic Beverage Control Laws of Pennsylvania.

The Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department regulates the spirits industry with respect to production, blending, bottling, sales and advertising and transportation of alcohol products. Also, each state regulates the advertising, promotion, transportation, sale and distribution of alcohol products within its jurisdiction. We are also required to conduct business in the United States only with holders of licenses to import, warehouse, transport, distribute and sell spirits.

Since the repeal of Prohibition in 1933, Federal and State governments have regulated the sale of spirits, wine, and beer. State regulatory frameworks fall into two types: control and open (commonly referred to as licensed). In the 18 control States (Alabama, Idaho, Iowa, Maine, Maryland - (Montgomery County), Michigan, Mississippi, Montana, New Hampshire, North Carolina, Ohio, Oregon, Pennsylvania, Utah, Vermont, Virginia, Washington, West Virginia, Wyoming), the State controls the distribution and/or the retail sale of alcohol beverages. In open States the distributors and retailers are privately owned businesses. In the open “franchise” States, there are laws and regulations that restrict the brand suppliers’ ability to change distributors affording distributors additional protection for their efforts.

Under the three-tier regulatory framework established by Federal and State law, brand suppliers of alcohol-based beverages are generally prohibited from selling their products directly to retail outlets or consumers, effectively requiring brand suppliers to utilize distributors. This regulatory framework effectively insulates distributors from vertical competition from brand suppliers or retail customers. Certain large chain retailers have challenged the three tier structure; in particular, States, in an attempt to gain favorable pricing directly from wineries and breweries. A successful challenge to the three-tier system has not occurred, but is a potential long term threat to the current framework.

In “Control States” the State law has historically mandated the state to act as the exclusive wholesale distributor and/or retailer of alcohol-based beverages. Brand suppliers must utilize state licensed “Brokers” to properly represent their products in the control state marketplace.

Given the three tier regulatory structure, the spirits distribution industry varies greatly from other industries such as food, drugs, non-alcohol-based beverages or similar products. As brand suppliers can compete directly with the distributors in these other industries by shipping directly to retailers, distributor margins tend to be much lower than those in the wine and spirits industry.

The advertising, marketing and sale of alcoholic beverages are subject to various restrictions in the United States. These include restrictions on the advertising style, media and messages used.

Specific warning statements related to risks of drinking beverage alcohol products are required to be included on all beverage alcohol products sold in the United States.

The distribution of alcohol-based beverages is also subject to extensive taxation both in the United States, at both the federal and state level, and internationally.

We are also subject to regulations which limit or preclude certain persons with criminal records from serving as our officers or directors. In addition, certain regulations prohibit parties with consumer outlet ownership from becoming officers, directors, or substantial shareholders.

We believe that we are in material compliance with all applicable federal, state and other regulations. However, we operate in a highly regulated industry that may be subject to more stringent interpretations of existing regulations. Future costs of compliance with changes in regulations could be significant.

Corporate Strategy

MARKETING OBJECTIVE:

Establish our brand as the premium portable spirits at the top of the category.

ADVERTISING OBJECTIVE:

To create top of mind brand awareness and emotional relevance resulting: Pocket Shot being the preferred and requested product line of portable alcoholic beverage products in the industry

SALES & MERCHANDISING OBJECTIVES:

Our distributor will use direct selling efforts. Their efforts will be supported with our marketing, advertising, and merchandising programs. The primary task will be to increase the sales through retail channels.

Our corporate strategy in developing our operations and evaluating potential product streams is as follows.

PURSUE BRAND RECOGNITION THROUGHOUT THE UNITED STATES

The first marketing objective is to refine our brand and secure its place in the minds of the consumers. This will be accomplished through the execution of an integrated branding, identity and graphics standards programs. The deliverables for this segment will be an enhanced brand identity, a graphic standards program, brand applications and a digital assets suite.

We plan to spend up to $100,000 on marketing Pocket Shot in 2017. We plan to raise these funds in Private Placements of Common Stock and/or convertible debt.

Pouch-style packaging is widely accepted throughout Europe and we believe that now is the best time for mass introduction in the American marketplace, as it is beginning to gain traction on a local level. Twenty-five 50ml single serving Pocket Shot pouches take up the same shelf and storage space as a similarly sized 50ml single-serving bottle.

Our packaging concept was first introduced in 2003 by offering the basic liquors: rum, tequila, whiskey, gin, vodka, spiced rum and brandy. The initial test marketing occurred in the United States. Our products are currently approved for distribution in 18 states with approvals pending in three more states. The company is currently negotiating for distribution rights in Australia and Mexico. The current states and countries being distributed to are Rhode Island, Illinois, Massachusetts, Colorado, Arizona, New York, Indiana, Wisconsin, Texas, New Mexico, Delaware, Nevada, Connecticut, Oklahoma, Nevada, Florida, South Carolina, Missouri, Wyoming, Hawaii, Georgia, Washington, Puerto Rico, Europe, Costa Rica, and Canada.

Merchandising Strategy

With retail shelf space at a premium, we believe it is important to “catch the eye” of the merchandising and procurement community. This plan includes a direct sales program targeting procurement, purchasing and merchandising executives at both chain and independent beverage resellers as well as captive drug, gift and sundry shops in hotels, resorts, sports complexes and gaming establishments. The direct sales efforts will be supported with creative and powerful merchandising kits including special gift boxes which support the company’s brand and marketing theme. These boxes will contain gifts, product samples and literature designed to create a bond between the Company and the prospective client. To further enhance the sales process, the Company will offer a merchandising program including product sheets, coupons, point of sale materials (banners, shelf talkers, end cap displays and danglers), caps, tee shirts and store employee badges.

The Company has researched the market, the competition, and the challenges and developed its growth plans based on the following consumer benefits, distributor & retailer returns, social responsibilities, and market opportunities:

●	Pocket Shot products require a smaller footprint than do bottled spirits that benefits the company, the distributors, the wholesalers and the retailers

●	Pocket Shot packaging provides a physically and environmentally safe, break-resistant, highly-portable, convenient container for use almost anywhere.

●	Pocket Shot products provide an incremental source of profitable business for liquor stores, sports & entertainment venues, camping & outdoor activities and much more.

●	Pocket Shot products will provide distributors with new sales channels here-to-for inaccessible.

●	Pocket Shot promotes anti-youth drinking campaigns and legislation that, with the Company’s aggressive marketing materials program, offers a forum for these issues, promoting abstinence and parental supervision and reinforcing that Pocket Shot is a socially responsible company.

Based on the above benefit scenarios, The Company plans to seize the following opportunities:

●	Build superior brand recognition and become recognized as a category leader.

●	Expand the US distribution into all states.

●	Establish distribution in Canada.

●	Establish and manage a knowledgeable team of account executives with industry experience.

●	Create a retail-merchandising program that will build a strong market share.

Marketing Strategy

Pocket Shot products are currently in the “novelty” stage of their growth cycle. While we have sales, they are minimal in comparison to the potential market. Research shows a void in the areas that these products will be targeting. The purpose of our marketing efforts is to move the product sales from their current position into the rapid growing “popularity” stage. Our strategy includes the following marketing programs: Branding; Merchandising; Direct; Display Advertising; Media; Public Relations; Publicity; Events; Investor Relations; Metrics Dashboard; and, Personal Sales. Our objective is to gain the sales momentum required to reach the “brand preference” stage of product growth as soon as possible. This is the stage where sales grow at a high but steady and stabilized pace. While competition is minimal, there are a few other companies seeking to gain a share of this high-potential market.

The Direct Marketing Program

A complete direct marketing program including direct mail, blast email and URLs will be used to introduce the products and pave the way for the sales team. We plan to employ the services of a database marketing company to leverage techniques to target prospective clients and reinforce product messages throughout the selling process. This process will commence with the modeling of our existing customer data and the analysis of the results using sophisticated analytic tools. Cross-channel marketing will be utilized in conjunction with the direct marketing including micro-blogging, social marketing and online forums. Our focus of this marketing medium will be relevance and timing, which only this medium can provide full control over and the ability to fully quantify the results.

The Media Marketing Program

We intend to test several media options to determine which, if any, effectively drive sales and sales leads. The mediums being consider include outdoor advertising, both static and mobile, magazine ads, and radio spots Other media to be explored are direct mail post cards and premiums such as caps and tee-shirts.

The Public Relations/Publicity Program

We plan to employ the services of a public relations firm to not only maintain a high corporate profile in the investment community but to keep the name and the brand at the forefront of consumers. Our PR firm will be responsible for writing and publishing press releases, coordinating event marketing and managing investor relations.

We place significant emphasis on advertising, marketing and promotional activities to establish and reinforce the image of the Pocket Shot brand, with the objective of building brand recognition.

We employ marketing, sales and customer service personnel on an as needed basis for specific events to build brand awareness. We use a range of marketing strategies and tactics to build brand equity and increase sales, including point-of-sale materials, event sponsorship, in-store and on premise promotions, public relations, and a variety of other traditional and non-traditional marketing techniques to support the sales of all of our products.

We place a significant emphasis on our design, labeling and packaging to establish and reinforce the image of our brand name. For instance, our Pocket Shots are colorful and translucent, so as to see the various types of liquor contained therein. The individual Pocket Shots and packaging are also branded and cross promoted with the specialty liquors that are used from time to time. In our current product lineup, Pocket Shot is offering two of Frank-Lin’s 8 Seconds Cinnamon Whiskey and Defrost Peppermint Schnapps.

We believe that a marketing mix of event promotions, social media, print advertising in local media and internet advertising providing information and samples of our products at social events is a strategy that may help increase sales.

Target Customer

We plan to profile its existing customers and create a sophisticated data model to mathematically and statistically identify The Company’s “ideal” customer. Further the model will be used to learn exactly how the target customer wishes to be communicated with and marketed to.

The International Market

We plan to market our product internationally. Many of the current products offered by us already receive a strong reception by the international community. A report issued by the industry association, published in March 2009, indicated a strong international marketing potential for the company (DISCUS June 9, 2009). This will be a secondary but strong focus by the Company’s marketing team.

Achieve Consistent Sales Growth

We aspire to achieve consistent growth over the next four years through a combination of marketing and product expansion. Our target consumers will be all adults of legal drinking age and we will specifically look to attract adults leading an active, adventurous lifestyle.

Experienced Management

Our senior management team has over 30 years of experience in the various consumer product industries, and has a proven track record of creating value both organically and through strategic acquisitions. Our management intends to utilize the best available and fit-for-purpose technology and experienced contractors to improve production and expand distribution.

The Operations

We currently sub-contract all of our manufacturing, distilling, packaging and distributions. We own the primary filling and packing equipment that is operated by our sub-contractor, Frank-Lin. Our long-term plan includes the funds and staffing necessary to bring these operations in-house as soon as possible. We will begin staffing, equipping and preparing to begin in-house filling of pouches, packing and fulfillment within the next two to three years.

Proposed Legislation.

A number of legislative proposals may be or have been introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the liquor industries. Such proposals and executive actions involve, among other things, the imposition of more liquor controls. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have.

Backlog Of Orders.

We currently have no backlogs of orders for sales at this time.

Government Contracts.

We have no government contracts.

Company Sponsored Research And Development.

We are not conducting any research.

Number Of Persons Employed.

We have one consultant, our President Jarrold Bachmann, who works as CEO approximately 20 hours per week. Both directors work approximately 10 hours per week as directors.

ITEM 1A. RISK FACTORS.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO POCKET SHOT’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; POCKET SHOT’S OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF POCKET SHOTS’ FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. POCKET SHOT IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

RISK FACTORS RELATED TO OUR COMPANY

WE ARE AN “EMERGING GROWTH COMPANY” UNDER THE JUMPSTART OUR BUSINESS STARTUPS ACT. WE CANNOT BE CERTAIN IF THE REDUCED REPORTING REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES WILL MAKE OUR SHARES OF COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are and will remain an “emerging growth company” until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which we, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find its shares of common stock less attractive because we will rely on some or all of these exemptions. If potential investors find our shares of common stock less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.

If we avail ourselves of certain exemptions from various reporting requirements, the reduced disclosure may make it more difficult for investors and securities analysts to evaluate the Company and may result in less investor confidence.

OUR BUSINESS HAS A LIMITED OPERATING HISTORY OVER THE PAST 10 YEARS AND IS UNPROVEN AND THEREFORE RISKY.

We propose operations under the business plan discussed herein. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the alcoholic beverage industry, especially in view of the intense competition from existing businesses in the industry. We are not profitable and the business effort is considered to be in a development stage. We must be regarded as a development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

WE ARE NOT DIVERSIFIED AND WE WILL BE DEPENDENT ON ONLY ONE BUSINESS.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY TO OUR INVESTORS.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to marketing, increasing production and distribution of our products, general and administrative, and could exceed $100,000 in the next twelve months. Such funds are not currently committed, and at the time of this filing we do not have cash on hand to support our operations.

We have limited operating history and limited revenues and it may be unlikely that we will be able to raise additional working capital.

WE WILL NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF OUR BUSINESS PLAN.

We have limited funds, and such funds may not be adequate to carry out the business plan in the alcoholic beverage industry. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

WE MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

WE WILL DEPEND UPON MANAGEMENT BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

Our directors are also acting as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Consultants may be employed on a part-time basis under a contract to be determined.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business is engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors, (See “Directors and Executive Officers”). Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

OUR OFFICERS AND DIRECTORS ARE NOT EMPLOYED FULL-TIME BY US WHICH COULD BE DETRIMENTAL TO THE BUSINESS.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business is engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors to our business will be up to 20 hours per week. (See “Directors and Executive Officers”)

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY COLORADO STATUTES.

Colorado Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS’ LIABILITY TO US AND SHAREHOLDERS IS LIMITED

Colorado Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

RISK FACTORS RELATING TO OUR BUSINESS

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The audited financial statements included in this filing have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of securities.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2016, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has earned limited revenue. There is no assurance that any revenue will be realized in the future.

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

IF OUR EXCLUSIVE LICENSEE/DISTRIBUTOR BREACHES OR TERMINATES OUR AGREEMENT, OR THE CONTRACT TERMINATES FOR ANY REASON, WE MAY FACE UNFORESEEN LOSSES AND BE UNABLE TO CONTINUE OPERATIONS.

We rely entirely on our contract with Frank-Lin Distillers Products, Ltd. (“Frank-Lin”) for manufacturing, filling, and distribution of Pocket Shots and marketing our products through licensed alcohol distributors. Any breach or termination of the contract will negatively affect our sales and distribution, decreasing our revenues. It may be difficult, expensive, or impossible to find a replacement supplier/distributor.

Compliance with government regulations pertaining to the liquor industry may result in increased costs.

The distribution of alcohol-based beverages is subject to extensive regulation, which requires both The Pocket Shot Company and Frank-Lin to obtain and renew various permits and licenses to import, warehouse, transport, distribute and sell wine and spirits. As a condition to holding these permits and licenses, compliance with applicable Federal and State regulations is necessary. Various government regulations applicable to the alcohol-based beverage industry may be changed so as to impose more stringent requirements on Frank-Lin’s operations, which may in turn increase our costs.

consumption of products we sell MAY DECLINE.

We rely on consumers’ demand for our products. Consumer preferences may shift due to a variety of factors, including changes in demographic or social trends, public health policies, and changes in leisure, dining and beverage consumption patterns. Our continued success will require us to anticipate and respond effectively to shifts in consumer behavior and drinking tastes. If consumer preferences were to move away from our brands, in any of our major markets, our financial results might be adversely affected.

There have been periods in the past in which there were sequential declines in the overall per capita consumption of certain beverage alcohol product categories in the U.S. and other markets in which we participate. A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

●	a general decline in economic or geopolitical conditions;

●	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

●	a general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

●	consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

●	the increased activity of anti-alcohol groups;

●	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

●	increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax;

●	inflation; and

●	wars, pandemics, weather and natural or man-made disasters.

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

We MAY BE subject to litigation directed at the beverage alcohol industry and other litigation.

Companies in the beverage alcohol industry are, from time to time, exposed to class action or other litigation relating to alcohol advertising, product liability, alcohol abuse problems or health consequences from the misuse of alcohol. Any such litigation may result in damages, penalties or fines as well as reputational damage to us, and as a result, our business could be materially adversely affected.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect OUR business or operations, and water scarcity or poor water quality could negatively impact OUR production costs and capacity.

There is a growing concern that carbon dioxide and other so-called ‘greenhouse’ gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or increased pricing for certain raw materials that are necessary for our products, such as sugar, cereals, agave and grapes. Water is the main ingredient in substantially all of our products and it is also a limited resource in many parts of the world. As demand for water continues to increase, and as water becomes scarcer and the quality of available water deteriorates, we may be affected by increasing production costs or capacity constraints, which could adversely affect our operations and profitability.

An increase in the cost of raw materials or energy could affect OUR profitability.

The components that our producer uses for the production of our beverage products are largely commodities that are subject to price volatility caused by changes in global supply and demand, weather conditions, agricultural uncertainty and/or governmental controls. Commodity price changes may result in unexpected increases in the cost of raw materials, plastics, flavors and other packaging materials and our beverage products. We may also be adversely affected by shortages of such materials or by increases in energy costs resulting in higher transportation, freight and other operating costs. We may not be able to increase our prices to offset these increased costs without suffering reduced volume, sales and operating profit.

Various diseases, pests and certain weather conditions.

Various diseases, pests, fungi, viruses, drought, frosts and certain other weather conditions could affect the quality and quantity of grapes, grains and other agricultural raw materials available, decreasing the supply of our products and negatively impacting profitability. We cannot guarantee that our suppliers of agricultural raw materials will succeed in preventing contamination in existing vineyards or fields. Future government restrictions regarding the use of certain materials used in growing agricultural raw materials may increase costs and/or reduce production of crops. Growing agricultural raw materials also requires adequate water supplies. A substantial reduction in water supplies could result in material losses of crops, which could lead to a shortage of our product supply.

Reliance on MANUFACTURER/distributor.

Local market structures and distribution channels vary worldwide. Within our primary market in the U.S., we offer (through Frank-Lin, our distributor/package distributor) a range of alcoholic beverage products across the spirits category. We sell our products through Frank-Lin to wholesalers for resale to retail outlets. We have entered into an exclusive arrangement with our Licensee/manufacturer/distributor that generates the entirety of our U.S. spirits sales. The replacement or poor performance of our major Licensee/manufacturer/distributor could result in temporary or longer-term sales disruptions or could materially and adversely affect our results of operations and financial condition for a particular period. Our inability to collect accounts receivable from our manufacturer/distributor could also materially and adversely affect our results of operations and financial condition.

Our industry is being affected by the trend toward consolidation in the wholesale and retail distribution channels, particularly in the U.S. If we are unable to adapt successfully to this changing environment, our net income, market share and volume growth could be negatively affected. In addition, wholesalers and retailers of our products offer products which compete directly with our products for retail shelf space, promotional support and consumer purchases. Accordingly, wholesalers or retailers may give higher priority to products of our competitors.

Regulatory decisions and changes in the legal and regulatory environment could increase our costs and liabilities or limit its business activities.

Our operations and those of our contractors are subject to extensive regulatory requirements relating to production, distribution, importation, marketing, advertising, promotion, sales, pricing, labeling, packaging, product liability, labor, pensions, antitrust, compliance and control systems, and environmental issues. Changes in laws, regulations or governmental or regulatory policies and/or practices could cause us to incur material additional costs or liabilities that could adversely affect its business. In particular, governmental bodies may impose new labeling, product or production requirements, limitations on the marketing, advertising and/or promotion activities used to market beverage alcohol, restrictions on retail outlets, restrictions on importation and distribution or other restrictions on the locations or occasions where beverage alcohol is sold which directly or indirectly limit the sales of our products.

Regulatory authorities under whose laws we operate may also have enforcement power that can subject the group to actions such as product recall, seizure of products or other sanctions which could have an adverse effect on our sales or damage its reputation. Any changes to the regulatory environment in which we operate could cause us to incur material additional costs or liabilities, which could adversely affect our performance.

Beverage alcohol products may also be subject to national excise, import duty and other duties in most countries around the world. An increase in any such duties could have a significant adverse effect on our sales revenue or margin, both through reducing overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

Our reported after tax income is calculated based on extensive tax and accounting requirements in each of its relevant jurisdictions of operation. Changes in tax law (including tax rates), accounting policies and accounting standards could materially reduce our reported after tax income.

Damage to our reputation.

Maintaining a good reputation is critical to selling our branded products. Product contamination or tampering or the failure to maintain our standards for product quality, safety and integrity, including with respect to raw materials, naturally occurring compounds, packaging materials or product components obtained from suppliers, may reduce demand for our products or cause production and delivery disruptions. Although our producer/distributor maintains standards for the materials and product components received from suppliers, it is possible that a supplier may not provide materials or product components which meet the required standards or may falsify documentation associated with the fulfillment of those requirements. If any of our products becomes unsafe or unfit for consumption, is misbranded or causes injury, we may have to engage in a product recall and/or be subject to liability and incur additional costs. A widespread product recall, multiple product recalls, or a significant product liability judgment could cause our products to be unavailable for a period of time, which could further reduce consumer demand and brand equity. Our reputation could be impacted negatively by public perception, adverse publicity (whether or not valid), negative comments in social media, or our responses relating to:

●	a perceived failure to maintain high ethical, social and environmental standards for all of our operations and activities;

●	a perceived failure to address concerns relating to the quality, safety or integrity of our products;

●	our environmental impact, including use of agricultural materials, packaging, water and energy use, and waste management; or

●	effects that are perceived as insufficient to promote the responsible use of alcohol.

Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to provide accurate and timely financial statement information, or to protect our information systems against service interruptions, misappropriation of data or breaches of security, could also hurt our reputation. Damage to our reputation or loss of consumer confidence in our products for any of these or other reasons could result in decreased demand for our products and could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation, competitive position and brand equity.

Contamination.

The success of our brands depends upon the positive image that consumers have of those brands. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could adversely affect their sales. Contaminants in raw materials, packaging materials or product components purchased from third parties and used in the production of our beer, wine or spirits products or defects in the fermentation or distillation process could lead to low beverage quality as well as illness among, or injury to, consumers of our products and may result in reduced sales of the affected brand or all of our brands.

Dependence upon trademarks and proprietary rights, failure to protect our intellectual property rights.

Our future success depends significantly on our ability to protect our current and future brands and products and to defend our intellectual property rights. We have been granted several trademark registrations covering our brands and products and have filed, and expect to continue to file, trademark applications seeking to protect newly-developed brands and products. We cannot be sure that trademark registrations will be issued with respect to any of our trademark applications. There is also a risk that we could, by omission, fail to timely renew or protect a trademark or that our competitors will challenge, invalidate or circumvent any existing or future trademarks issued to or licensed by us.

WE HAVE SUBSTANTIAL COMPETITORS WHO HAVE AN ADVANTAGE OVER US IN RESOURCES AND MANAGEMENT.

We are and will continue to be an insignificant participant in the alcoholic beverage business. Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive. Competitor’s resources could overwhelm our and cause failure of our business plan.

WE BELIEVE INVESTORS SHOULD CONSIDER THE FOLLOWING NEGATIVE ASPECTS OF OUR OPERATIONS:

GOVERNMENT REGULATIONS: The liquor and spirits industry is significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on our operations. Compliance with statutes and regulations governing the alcoholic beverage industry could significantly increase the capital expenditures necessary to develop our prospects.

NATURE OF OUR BUSINESS: Our business is highly speculative, involves the commitment of high-risk capital, and exposes us to potentially substantial losses. In addition, we will be in direct competition with other organizations which are significantly better financed and staffed than we are.

GENERAL ECONOMIC AND OTHER CONDITIONS: Our business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

LEGAL PROCEEDINGS

The Company anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on the Company’s business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

RISK FACTORS RELATED TO OUR STOCK

OUR PRESENT AND FUTURE SHAREHOLDERS WILL SUFFER DILUTION BY ANY NEW ISSUANCES IN THE FUTURE WHICH MAY OCCUR.

Upon the sales of shares, there may be substantial dilution to our Security holders. The sale price of our shares is substantially higher than the pro forma current net tangible book value per share of our outstanding common stock. The net tangible book value attributable to our shares as of December 31, 2016 and 2015 was $0.03 and $0.05 per share, respectively. Net tangible book value per share of common stock is determined by dividing the number of outstanding shares of common stock into the net tangible book value attributable to our common stock, which are our total tangible assets less our total liabilities.

WE MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

WE WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

NO PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, may sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock, if approved for trading, may be thinly-traded on the OTC Pink Sheets, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of our Company.

WE HAVE WARRANTS ISSUED AND OUTSTANDING WHICH ARE CONVERTIBLE INTO OUR COMMON STOCK. A CONVERSION OF SUCH EQUITY INSTRUMENTS COULD HAVE A DILUTIVE EFFECT TO EXISTING SHAREHOLDERS.

At December 31, 2016, we have warrants issued and outstanding, exercisable into 790,000 shares of our common stock at $0.50 per share, expiring in August 2017. The warrants are exercisable in whole. The exercise of the warrants into shares of our common stock could have a dilutive effect to the holdings of our existing shareholders. If all the warrants are exercised, there would be 7,248,657 shares issued and outstanding, of which 4,634,657 were registered pursuant to an effective S-1. The shares underlying the warrants were not registered.

OUR COMMON STOCK PRICE MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT SHAREHOLDERS MAY NOT BE ABLE TO SELL SECURITIES AT OR ABOVE THE PRICE THAT THEY MAY PAY FOR THE SECURITY.

Because of the possible price volatility, shareholders may not be able to sell shares of common stock when desired. The inability to sell securities in a rapidly declining market may substantially increase risk of loss because of such illiquidity and because the price for our securities may suffer greater declines because of our price volatility.

Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

●	Variations in our quarterly operating results;

●	Loss of a key relationship or failure to complete significant transactions;

●	Additions or departures of key personnel; and

●	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, has experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

THE REGULATION OF PENNY STOCKS BY THE SEC AND FINRA DISCOURAGES THE TRADABILITY OF OUR SECURITIES.

We are a “penny stock” company, as our stock price is less than $5.00 per share. As a “penny stock,” our stock is subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited stockholders. For purposes of the rule, the phrase “accredited stockholders” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of shareholders to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Stockholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in past years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Investors in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunctions with opening trading accounts. Such arbitration may be through an independent arbiter. Stockholders may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages usually only the actual economic loss in the account. Stockholders should understand that if a fraud case is filed an against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small stockholders.

Absent arbitration agreements, specific legal remedies available to stockholders of penny stocks include the following: If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud, for damages.

The fact that we are a penny stock company will cause most brokers to refuse to handle transactions in the stocks, and will discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause stockholders significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Stockholders will have no effective legal remedies for these illiquidity issues.

MANY OF OUR SHARES OF COMMON STOCK ARE REGISTERED FOR RESALE. ANY SALES OF OUR COMMON STOCK, IF IN SIGNIFICANT AMOUNTS, ARE LIKELY TO DEPRESS THE MARKET PRICE OF OUR SECURITIES.

We have approximately 4,186,657 shares that are freely tradable registered shares owned by non-affiliates. Unrestricted sales of these shares of stock by our selling stockholders could have a huge negative impact on our share price and the market for our shares.

ANY NEW POTENTIAL INVESTORS WILL SUFFER A DISPROPORTIONATE RISK AND THERE WILL BE IMMEDIATE DILUTION OF EXISTING INVESTOR’S INVESTMENTS.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

OUR BUSINESS IS HIGHLY SPECULATIVE AND ANY INVESTMENT IS THEREFORE RISKY.

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Description Of Properties/Assets/Oil And Gas Prospects

(a) Real Estate.	None.
(b) Title to Properties.	None.
(c) Oil and Gas Properties.	None.
(d) Patents and Trademarks.	See Below.

United States Registered Intellectual Property:

●	Pocket Shot (trademark) – filed July 7, 2003, first use February 15, 2006, first use in commerce June 20, 2006, registered March 20, 2007 (alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits; and prepared alcoholic cocktails)

●	Pocketshot (service mark) – registered May 15, 2007 (merchandise packaging and wholesale distributorships featuring wine and spirits)

●	Pocket Shot Energy (trademark) – filed May 24, 2012

●	United States Design Patent US D533,462 S – dated December 12, 2006, for a term of 14 years.

Canadian Registered Intellectual Property:

●	Pocket Shot (trademark) – registered October 5, 2011 (Goods: Alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits, namely, malt beverages, namely, ale, beer, lager, stout and malt-based coolers; and prepared alcoholic cocktails; Services: Wholesale and retail services connected to alcoholic beverages; merchandise packaging and wholesale distributorships featuring wine and spirits).

Mexican Registered Intellectual Property:

●	Pocket Shot (trademark) – registered July 25, 2006 (Alcoholic beverages, except beer)

●	Pocketshot (service mark) – registered July 27, 2006 (publicity; business management; business administration; office functions [translated from Spanish: “publicidad; direccion de negocios; administracion de negocios; trabajos de oficina”]).

European Union Registered Intellectual Property:

●	Pocket Shot (trademark) – registered July 21, 2008 (Alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits; and prepared alcoholic cocktails. Wholesale and retail services connected to alcoholic beverages; advertising and promotion services; merchandise packaging and wholesale distributorships featuring wine and spirits.)

Costa Rica Registered Intellectual Property:

●	Pocket Shot (trademark) – registered October 27, 2015 (Alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits; and prepared alcoholic cocktails. Wholesale and retail services connected to alcoholic beverages; advertising and promotion services; merchandise packaging and wholesale distributorships featuring wine and spirits.)

Australia Registered Intellectual Property:

●	Pocket Shot (trademark) – registered April 12, 2008 (Alcoholic beverages, namely whiskey, bourbon, gin, vodka, brandy, scotch, tequila, rum, agave spirits and sake; liquor; cordials; wine; distilled spirits; and prepared alcoholic cocktails. Wholesale and retail services connected to alcoholic beverages; advertising and promotion services; merchandise packaging and wholesale distributorships featuring wine and spirits.)

On December 12, 2006, Jarrold R. Bachmann and his assignee, Pocket Shot, LLC, received a United States Patent (US D533,462 S) for the proprietary design of a flexible fluid container. Our patent is subject to a royalty paid to our President, Jarrold Bachmann. Pocket Shot pays approximately $1.20 to Mr. Bachmann with respect to each case of Pocket Shot Pouches sold by Pocket Shot or its licensee(s). The Pocket Shot Pouch was patented in the United States (US D533,462 S) on December 12, 2006. We do not believe any of these burdens will materially interfere with the Company’s use of this patent.

ITEM 3. LEGAL PROCEEDINGS.

The Company anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on the Company’s business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Currently there is no public trading market for our stock, and we are currently seeking FINRA approval to have the common stock quoted for trading on the OTC Pink Market. No trading symbol has yet been assigned.

Rules Governing Low-price Stocks That May Affect Our Shareholders’ Ability to Resell Shares of Our Common Stock

Our stock currently is not traded on any stock exchange or quoted on any stock quotation system. We have obtained a broker, Alpine Securities, to apply for quotation of common stock on the OTC Pink, and are in the process of seeking FINRA approval.

Quotations on the OTC Pink reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock will be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are and may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Holders

As of this filing, we have 57 shareholders of record of our common stock. Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144, a person who has not been an affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 6 months, is entitled to sell shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144.

As of the date of this filing, our shareholders hold 6,458,657 shares.

Dividends

As of this filing, we have not paid any dividends to shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Colorado Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

During the period of January 1, 2016 through December 31, 2016, we made no unregistered sales or issuances of securities.

Repurchase

We did not repurchase any shares of our common stock during the year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2016, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the company’s ability to continue as a going concern.

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

We had no operations prior to 2005. Though we had income in the years ended December 31, 2016 and 2015, our operating expenses were more than our net income during those periods. We have minimal cash, several intangible assets which consist of our patent, trademarks, business plan, relationships, and contacts, and some tangible assets of inventory, equipment, and machinery. We are lacking liquidity and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Our plan of operations for the next 12 months is as follows:

MILESTONES

2nd Quarter 2017	Expansion of National Sales
Continued sales of product and revenues

3rd Quarter 2017	Increased sales of product and revenues

4th Quarter 2017	Continued sales of product and revenues

1st Quarter 2018	Increased sales of product and revenues

We will need substantial additional capital to support our continued operations. We have limited revenue from the sales of Pocket Shots to date. We have a small committed source of funds from accounts payable as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, and could fail in business as a result of these uncertainties.

Results of Operations

For the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

During the year ended December 31, 2016, we recognized total revenues of $81,889 compared to the year ended December 31, 2015 of $100,550. The decrease of $18,661 was a result of a decrease in royalty income from sales of Pocket Shots.

During the year ended December 31, 2016, we recognized a gross margin of $54,571 compared to $61,895 during the year ended December 31, 2015. The decrease of $7,324 was a result of a decrease in revenue, even though the cost of sales was also reduced by $11,337.

During the year ended December 31, 2016, we recognized a net loss of $78,912 compared to $54,213 during the year ended December 31, 2015. The difference of $24,699 resulted from a decrease of gross profits and an increase in operating expenses of $17,375. Operating expenses included $95,539 in general and administrative expenses, $832 in sales incentives, $8,614 in advertising and promotion, $3,828 in travel and entertainment expenses, and $24,670 in depreciation expenses. General and administrative expenses increased $31,067, sales incentives decreased $8,743, advertising and promotion increased $6,194, travel and entertainment decreased $19,772, and depreciation increased $8,629.

LIQUIDITY

For the Year Ended December 31, 2016

At December 31, 2016, we have total current assets of $138,054 consisting of $51,965 in cash and cash equivalents, accounts receivables of $1,454 and inventory of $84,635. Current liabilities at December 31, 2016 were $3,276 and consisted of $0 in accounts payable and $3,276 in royalty payable to Mr. Bachmann. At December 31, 2016, we had working capital of $134,778.

During the year ended December 31, 2016, we used $41,278 in cash in our operating activities. A net loss of $78,912 for the period was reconciled by such non-cash items as $24,670 in depreciation, $17,989 in accounts receivable, and $2,413 in royalty payable to Mr. Bachmann. Nothing was due to related parties at December 31, 2016.

During the year ended December 31, 2015, we used $39,811 in our operating activities. A net loss of $54,213 was reconciled for such non-cash items as $16,041 in depreciation and $13,666 in inventory.

During the year ended December 31, 2016, we used $63,169 in investing activities. During the year ended December 31, 2015, we used $0 in investing activities.

During the year ended December 31, 2016, $0 was received from financing activities compared to $79,000 through a private placement during the year ended December 31, 2015. During the year ended December 31, 2016, we issued 0 shares of our restricted common stock, compared to 790,000 shares during the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, we issued $0 in convertible promissory notes.

Amounts owed in accounts payable totaled $(1,958) and $0, royalty payable totaled $2,413 and $26, and amount due to related parties of $0 and $(15,000) as of December 31, 2016 and 2015, respectively.

The board of directors approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the years ending December 31, 2016 and 2015 were $2,412 and $2,957 respectively.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of December 31, 2016 and December 31, 2015, we had retained deficit of $367,721 and $288,809 respectively and we will require additional working capital to fund operations through 2017 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in this filing have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2016, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. There is no assurance that any revenue will be realized in the future.

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

CRITICAL ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2015, the Company cash equivalents totaled $51,965 and $156,412 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to income (expense) in the statement of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of December 31, 2016 and 2015, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the balance sheets.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2015 and December 31, 2014, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the year ended December 31, 2014.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

THE POCKET SHOT COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

For the years ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Pocket Shot Company:

We have audited the accompanying balance sheets of The Pocket Shot Company (“the Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of The Pocket Shot Company, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

April 17, 2017

THE POCKET SHOT COMPANY

Balance Sheets

	December 31,
	2016	2015

ASSETS

Current assets
Cash	$51,965	$156,412
Accounts receivable	1,454	19,444
Inventory	84,635	79,154

Total current assets	138,054	255,010

Fixed assets
Machinery & equipment	305,165	241,996
Accumulated depreciation	(224,595)	(199,925)
	80,570	42,071

	$218,624	$297,081

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$-	$1,958
Royalty payable	3,276	863
Total current liabilities	3,276	2,821

Stockholders’ equity
Common stock, no par value, 6,458,657 shares issued andoutstanding at December 31, 2015 and 2016	-	-
Additional paid-in capital	583,069	583,069
Retained deficit	(367,721)	(288,809)
	215,348	294,260

	$218,624	$297,081

See accompanying notes to financial statements.

THE POCKET SHOT COMPANY

Income Statements

For The Year Ended December 31, 2016 and 2015

	2016	2015

Royalty income	$81,889	$100,550

Costs of sales	27,318	38,655

Gross margin	54,571	61,895

Operating expenses
Advertising and promotion	8,614	2,420
General and administrative expenses	95,539	64,472
Sales incentives	832	9,575
Travel and entertainment	3,828	23,600
Depreciation expense	24,670	16,041
Total costs and expenses	133,483	116,108

Net income (loss)	$(78,912)	$(54,213)

See accompanying notes to financial statements.

The Pocket Shot Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2015 and 2016

					Total
	Common Stock		Additional	Stockholder’	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance, December 31, 2013	5,668,657	-	$497,500	$(165,818)	$331,682
Net loss for year ended December 31, 2014				(68,778)	(68,778)
Balance, December 31, 2014	5,668,657	-	$497,500	$(234,596)	$262,904
Shares issued for cash	790,000	-	79,000		79,000
Net loss for year ended December 31, 2015				(54,213)	(54,213)
Balance, December 31, 2015	6,458,657	-	$583,069	$(288,809)	$294,260
Net loss for year ended December 31, 2016				(78,912)	(78,912)
Balance, December 31, 2016	6,458,657	-	$583,069	$(367,721)	$215,348

See accompanying notes to financial statements.

THE POCKET SHOT COMPANY

Statements of Cash Flows

For The Year Ended December 31, 2016 and 2015

	2016	2015
Cash flows provided by operating activities:
Net loss	$(78,912)	$(54,213)
Adjustment to reconcile net loss from operations:
Warrant expense		6,569
Changes in Operating Assets and Liabilities
Accounts Receivable	17,989	72,722
Inventory	(5,480)	13,666
Accounts payable	(1,958)
Royalty payable	2,413	26
Depreciation	24,670	16,041
Due to related parties	-	(15,000)
Net cash provided (used) by operating activities	$(41,278)	$39,811

Cash flows from investing activities:
Purchases of property and equipment	(63,169)	-

Net cash used by investing activities	(63,169)	-

Cash flows from financing activities
Issuance of Capital Stock for cash	-	79,000

Net cash provided by financing activities	-	79,000

Net increase (decrease) in cash	$(104,447)	$118,811

Cash, beginning of period	156,412	37,601

Cash end of period	$51,965	$156,412

See accompanying notes to financial statements.

The Pocket Shot Company

Notes to Financial Statements

December 31, 2015 and December 31, 2016

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2015 and December 31, 2016 as presented in the Company’s Registration statement on Form S-1 filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and December 31, 2016, the Company cash equivalents totaled $156,412 and $51,964 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the statement of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of December 31, 2015 and December 31, 2016, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

Inventory

Inventory is reported at the lower of cost or market on the first-in, first-out (FIFO) method. Our inventory is subject to obsolescence. Accordingly, quantities on hand are periodically monitored for items no longer being sold, which are written off. All inventory is stored at the manufacturer and maintained by them. Inventory consists of pouches, display and shipping boxes and no inventory is deemed obsolete.

Machinery and Equipment

Machinery and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant machinery and equipment categories are as five years.

A summary of machinery and equipment as of December 31, 2016 and 2015, is as follows:

	2016	2015

Machinery and equipment	$305,165	$241,996
Less accumulated depreciation	(224,595)	(199,925)
	$80,570	$42,071

Depreciation expense for years ended December 31, 2016 and 2015, was $24,670 and $16,041, respectively.

Cost of Sales

The costs associated with our royalty income are packaging, a royalty of $1.20 per case, and repair and maintenance costs of our filling machines.

Advertising and Promotion

This category includes costs of website design and maintenance and event sponsorships.

General and Administrative

This category includes costs of legal and accounting, telephone, office supplies, product samples, insurance, registration costs, and consulting expenses.

Travel and Entertainment

This category includes the costs of air travel, hotels, meals and reimbursed automotive expenses.

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

Refunds and returns, which are minimal, are recorded as a reduction of revenue. Payments received by customers prior to our satisfying the above criteria are recorded as unearned income in the balance sheet.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2015 and December 31, 2016, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the years ended December 31, 2015 and December 31, 2016.

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

NOTE 3 – RELATED PARTY TRANSACTION

Consulting services are provided by shareholders. For the years ended December 31, 2015 and December 31, 2016, fees for these services amounted to $27,300 and $42,000 respectively.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the years ended December 31, 2015 and December 31, 2016 were $2,957 and $2,412 respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The company has authorized and issued 6,458,657 common shares with a par value of $0.00 as of December 31, 2015 and 2016.

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

On June, 22, 2009, the board of directors approved the issuance of 50,000 shares of common stock to Michael Grove in consideration of past services as the Corporation’s consulting accountant.

In September, 2015, the company issued 790,000 common shares with a par value of $0.00 in exchange for $79,000.

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

NOTE 7 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the years ended December 31, 2015 and December 31, 2016, the company’s revenue was generated in the form of royalty income from a single license agreement. The company has operated in a single business segment, licensing their product to customers in the United States.

NOTE 8 – WARRANTS

In August 2015, the Company offered 790,000 shares of common stock at $0.10 per share, which included 790,000 warrants (1-for-1) exercisable at $0.50 per share of common stock, expiring in August 2017, carrying a term of 2 years. A summary of warrant activity is as follows:

	December 31, 2015		December 31, 2016
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	5,668,657	N/A	6,458,657	N/A
Warrants Issued	790,000	$0.50	0	N/A
Warrants Exercised	0	N/A	0	N/A
Warrants Expired	0	N/A	0	N/A
Outstanding, end of period	6,458,657	N/A	6,458,657	N/A

If all the warrants are exercised, there would be 7,248,657 shares issued and outstanding, of which 4,634,657 were registered pursuant to an effective S-1. The shares underlying the warrants were not registered.

The fair value of the Warrants, $6,569, has been determined using the Black Scholes model with the following assumptions: stock price of $0.10 based on current sales of stock for cash, an exercise price of $.50 based on the agreement, term of 2 years, volatility of 81% based on comparable public companies, annual rate of quarterly dividends of 0.0% and a discount rate of 0 .75 which resulted in a call option value of $0.01 per warrant.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no such events that are material to the financial statements to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We do not, at present, have any employees other than the current officers and directors. We have not entered into any employment agreements, as we currently do not have any employees. Our CEO operates as a consultant.

The following table sets forth information as to the officers and directors as of December 31, 2016. Our executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Identification of Former Directors and Executive Officers

Name	Age	Position	Term

Jarrold R. Bachmann	69	Chief Executive Officer, President, and Director	Annual

Matthew Gregarek	37	Director	Annual

JARROLD R. BACHMANN – CHIEF EXECUTIVE OFFICER, PRESIDENT, AND DIRECTOR

Jarrold R. Bachmann, 69, from 1984 to present has been involved in the mergers and acquisition business and has founded several private and publicly traded companies. Since l994, he has also operated an agricultural company in South African involved in banana plantations, cattle operations and a game farm. From l991 - 2000 he was founder of American Home, Inc, a firm that developed and designed stenciled coir (coconut fiber) door mats and rugs which were hand made in India and sold throughout major US mail order and retail locations. For the past five years, Mr. Bachmann’s principal occupation has been a private investor, as well as President and CEO of The Pocket Shot Company (since 2005).

Mr. Bachmann brings over 30 years of experience in mergers and acquisitions, private and publicly trade companies, and consumer goods to the leadership of the Company.

MATTHEW GREGAREK – DIRECTOR

Mr. Gregarek, 37, has more than ten years’ experience working with small-market companies. During his career, Mr. Gregarek has completed over $1.5 billion in portfolio sale transactions; including private placement transactions, debt placements and loan participation sales. Mr. Gregarek founded Alternity Capital Management, LLC (ACM) in 2010, which specializes in providing alternative investments to the private sector that are non-correlated to the typical capital markets, mainly focusing in the automobile financial sector. He grew ACM to $15mm in assets under management, and has continued to work at ACM in financial management for the past six years. ACM is not a parent, subsidiary, or otherwise an affiliate of the Company.

Prior to founding ACM, Mr. Gregarek was the managing partner of Access Capital Investment Group, LLC, the manager of a privately funded auto acquisition company called Capex Acquisitions, LLC, where he specialized in portfolio management, business development, and investor relations. He helped grow Access Capital Investment Group to $20 million under management before selling all of his interest in Access Capital in May, 2010. Mr. Gregarek has been a director of The Pocket Shot Company since July 2, 2015.

Mr. Gregarek received a B.S. in finance from the University of Colorado.

Our officers and directors have other outside responsibilities. Mr Gregarek contributes up to 10 hours a week and Mr. Bachmann contributes up to 20 hours per week.

Committees of the Board of Directors

We do not have any committees managed under the direction of our board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee, at this time.

AUDIT COMMITTEE

We do not have an audit committee at this time.

Conflicts of Interest – General.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of non-profit and for-profit organizations. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities.

Conflicts of Interest – Corporate Opportunities

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

Involvement in Legal Proceedings

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of our Company is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our officers and board members during the fiscal years ended December 31, 2016, 2015 and 2014. The table sets forth this information for our Company including salary, bonus, and certain other compensation to our Board members and named executive officers.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jarrold Bachmann, CEO (1)	FY 2016	$42,000						$2,412	$44,412
	FY 2015	$27,300	0	0	0	0	0	$2,957	$30,257
	FY 2014	$22,000	0	0	0	0	0	$5,651	$27,651

(1)	Mr. Bachmann has been Chief Executive Officer since inception. Mr. Bachmann does not receive a salary, but does receive consulting fees, which are reflected in the Salary column. Mr. Bachmann’s other compensation comes from the royalties he receives on the cases of Pocket Shots sold.

OPTION/WARRANT GRANTS IN THE LAST FISCAL YEAR

For the year ended December 31, 2016, there were 790,000 warrants outstanding. The warrants are exercisable at $0.50 per share and expire in August 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by our Company’s appointed executive officers for the fiscal years ended December 31, 2016 and 2015 (the “Named Executive Officers”):

	Option Awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expira-tion date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)

Jarrold Bachmann, CEO (1)
2016	0	0	0	N/A	N/A	0	0	0	0
2015	0	0	0	N/A	N/A	0	0	0	0

DIRECTOR COMPENSATION

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

We do not pay any fees to Directors for meeting attendance.

The following table sets forth certain information concerning compensation paid to our directors during the fiscal years ended December 31, 2016 and 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jarrold Bachmann (1)
2016	$-0-	$-0-	$-0-	$-0-	$-0-	$44,412	$44,412
2015	$-0-	$-0-	$-0-	$-0-	$-0-	$30,257	$30,257

Matthew Gregarek (2)
2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Alfred Chidester (3)
2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Barry Swenson (3)
2015	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Bachmann is also an officer of our Company and as such he receives the compensation as disclosed in the Executive Compensation Table. He does not receive payment for his services as a director.

(2)	Mr. Gregarek became a director of the Company on July 2, 2015.

(3)	Mr. Chidester and Mr. Swenson resigned as directors on July 2, 2015.

Employment Agreements with Officers and Directors of Our Company

We have no employment/consulting agreements as of December 31, 2016 with our key officers. Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

Name	Position	Annual Compensation

Jarrold Bachmann	President, CEO & Director	$42,000	(1)
Matthew Gregarek	Director	$0

(1) On January 1, 2006, we entered into a royalty agreement with Jarrold Bachmann, to pay Mr. Bachmann a royalty with respect to sales of the Pocket Shot Pouch. Pocket Shot pays $1.20 to Mr. Bachmann with respect to each case of Pocket Shot Pouches (consisting of between 60 and 120 pouches per case) sold by Pocket Shot or its licensee(s). That total of $2,412 for 2016 is not reflected here. Beginning in 2016, Mr. Bachmann is being paid $42,000 annually in consulting fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

●	each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock;

●	our Chief Executive Officer and each director as identified in the “Management — Executive Compensation” section; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2016.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class (3)
Jarrold R. Bachmann, Chief Executive Officer and Director	1,240,000	19.20%

Matthew C. Gregarek, Director	1,000,000	15.48%

James R. Sjoerdsma	500,000	7.74%

All Directors and Executive Officers as a group (2 persons)	2,240,000	34.68%

(1)	The Address for the above individuals is c/o 32950 Inverness Dr., Evergreen, CO 80439.

(2)	Mr. Bachmann and Mr. Gregarek have registered 248,000 and 200,000, respectively, of their shares for resale pursuant to an S-1 effective September 16, 2016 (No. 333-212055). Mr. Sjoerdsma has registered 500,000 shares for resale.

(3)	Based upon 6,458,657 shares issued and outstanding.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor is there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Issuance of Equity

During the year ended December 31, 2016, officers and directors of our Company have not been issued any options and/or warrants in connection with their services to our Company. Our officers and directors, including former directors, hold equity in the form of common stock as set forth in the table below:

Name	Type of Equity	Number of Shares	Value (1)
Jarrold Bachmann	Common Stock	1,240,000	$28,148
Matthew Gregarek	Common Stock	1,000,000	$25,000
Alfred Chidester (2)	Common Stock	100,000	$2,270
Barry Swenson (3)	Common Stock	100,000	$2,270

(1)	The value is estimated based on the date the Common Stock was obtained.

(2)	Mr. Chidester was Secretary and a director from inception until July 2, 2015.

(3)	Mr. Swenson was Vice President and a director from inception until July 2, 2015.

Issuance of Debt

In 2006, the Company accrued the cost of advertising and promotional services provided by a shareholder in the amount of $15,000. The resulting advance was due on demand and was non-interest bearing, and was paid in the year ended December 31, 2015.

Royalty License with Jarrold R. Bachmann

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a royalty of approximately $1.20 per case of Pocket Shot sold, effective January 1, 2006. Royalty expense for the year ended December 31, 2016 and 2015 were $2,412 and $2,957 respectively.

Consulting Services

Consulting services are provided by Mr. Bachmann, CEO, director, and a shareholder. For the year ended December 31, 2016 and 2015, fees for these services amounted to $42,000 and $27,300 respectively.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that none of our directors are “independent” as such term is used under the rules and regulations of the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2016, we incurred approximately $25,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2016. During the fiscal year ended December 31, 2015, we incurred approximately $25,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2015.

During the fiscal years ended December 31, 2016 and 2015, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not be limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

3.1	Articles of Incorporation of The Pocket Shot Company	(1)

3.2	Bylaws of The Pocket Shot Company	(1)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934	Filed Herewith

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934	Filed Herewith

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 333-212055 on Form S-1 filed with the Securities and Exchange Commission (www.sec.gov), dated June 16, 2016.

(2) Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 333-212055 on Form S-1 filed with the Securities and Exchange Commission (www.sec.gov), dated July 28, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Pocket Shot Company

/s/ Jarrold R. Bachmann	April 17, 2017
Jarrold R. Bachmann
Chief Executive Officer and Principal Executive Officer
Interim Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jarrold R. Bachmann
Jarrold R. Bachmann, Chairman of the Board	April 17, 2017
Principal Executive Officer
Interim Chief Financial Officer
Principal Accounting Officer

/s/ Matthew D. Gregarek	April 17, 2017
Matthew D. Gregarek, Director

