Form 10-K/A
period 2016-12-31
Pocket Shot Co
filed 2017-04-19
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No: 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the annual period ended December 31, 2016 of THE POCKET SHOT COMPANY (the “Company”) filed with the Securities and Exchange Commission on April 17, 2017 (the “Form 10-K”) is to furnish Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Pocket Shot Company

/s/ Jarrold R. Bachmann	April 19, 2017
Jarrold R. Bachmann
Chief Executive Officer and Principal Executive Officer
Interim Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jarrold R. Bachmann
Jarrold R. Bachmann, Chairman of the Board	April 19, 2017
Principal Executive Officer
Interim Chief Financial Officer
Principal Accounting Officer

/s/ Matthew D. Gregarek	April 19, 2017
Matthew D. Gregarek, Director