Form 10-Q
period 2017-03-31
Pocket Shot Co
filed 2017-05-15
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 10, 2017, there were 6,458,657 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE POCKET SHOT COMPANY

Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$49,547	$51,965
Accounts receivable	8,708	1,454
Inventory	81,063	84,635

Total current assets	139,318	138,054

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(231,801)	(224,595)
	73,364	80,570

	$212,682	$218,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$-	$-
Royalty payable	3,653	3,276
Total current liabilities	3,653	3,276

Stockholders’ equity
Common stock, no par value, 6,458,657 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Additional paid-in capital	583,069	583,069
Retained deficit	(374,040)	(367,721)
	209,029	215,348

	$212,682	$218,624

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Income Statements (Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Royalty income	$12,754	$16,260

Costs of sales	3,948	5,695

Gross margin	8,806	10,565

Operating expenses
Advertising and promotion	-	-
General and administrative expenses	6,026	32,075
Sales incentives	-	832
Travel and entertainment	1,893	6,952
Depreciation expense	7,206	4,010
Total costs and expenses	15,125	43,869

Net income (loss)	$(6,319)	$(33,304)

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED March 31, 2017 and the Year Ended December 31, 2016

	Common Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	5,668,657	-	$497,500	$(165,818)	$331,682
Net loss for year ended December 31, 2014				(68,778)	(68,778)
Balance, December 31, 2014	5,668,657	-	$497,500	$(234,596)	$262,904
Shares issued for cash	790,000	-	79,000		79,000
Net loss for year ended December 31, 2015				(54,213)	(54,213)
Balance, December 31, 2015	6,458,657	-	$583,069	$(288,809)	$294,260
Net loss for year ended December 31, 2016				(78,912)	(78,912)
Balance, December 31, 2016	6,458,657	-	$583,069	$(367,721)	$215,438
Net loss for three months ended March 31, 2017				(6,319)	(6,319)
Balance, March 31, 2017	6,458,657	-	$583,069	$(374,040)	$209,029

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows provided by operating activities:
Net loss	$(6,319)	$(33,304)
Changes in Operating Assets and Liabilities
Accounts Receivable	(7,254)	2,660
Inventory	3,572	536
Accounts payable	-	-
Royalty payable	377	-
Depreciation	7,206	4,010
Net cash provided (used) by operating activities	$(2,418)	$(26,097)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash used by investing activities	-	-

Cash flows from financing activities
Issuance of Capital Stock for cash	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	$(2,418)	$(26,097)

Cash, beginning of period	51,965	156,412

Cash end of period	$49,547	$130,314

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

Notes to Combined Financial Statements

March 31, 2017 (unaudited) and 2016

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2016 and 2015 as presented in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company cash equivalents totaled $49,547 and $51,965 respectively.

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

A summary of machinery and equipment as of March 31, 2017 and December 31, 2016, is as follows:

	2017	2016

Machinery and equipment	$305,165	$305,165
Less accumulated depreciation	(231,801)	(224,595)
	$73,364	$80,570

Depreciation expense for the three months ended March 31, 2017 and 2016 was $7,206 and $4,010, respectively.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2017 and December 31, 2016, due to the short-term nature of these instruments.

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

NOTE 3 – RELATED PARTY TRANSACTION

Consulting services are provided by shareholders. For the three months ended March 31, 2017 and 2016, fees for these services amounted to $0 and $6,000 respectively.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the three months ended March 31, 2017 and 2016 were $377 and $490 respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The company has authorized and issued 6,458,657 common shares with a par value of $0.00 as of March 31, 2017 and December 31, 2016.

Under a 351 Exchange Agreement effective January 1, 2006, the former members of Pocket Shot, LLC agreed to contribute all of their membership interests in the LLC to The Pocket Shot Company, a Colorado corporation, in exchange for 4,943,657 shares of common stock, no par value per share, of the corporation in accordance with the terms and provisions of the agreement. The corporation subsequently issued, in the first quarter of 2006, 675,000 shares of common stock at $0.50 per share and warrants to purchase 675,000 shares of common stock for $1 per share. The warrants have expired unexercised.

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

NOTE 7 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the three months ended March 31, 2017 and the year ended December 31, 2016, the company’s revenue was generated in the form of royalty income from a single license agreement. The company has operated in a single business segment, licensing their product to customers in the United States.

NOTE 8 – WARRANTS

In August 2015, the Company offered 790,000 shares of common stock at $0.10 per share, which included 790,000 warrants (1-for-1) exercisable at $0.50 per share of common stock, expiring in August 2017, carrying a term of 2 years. A summary of warrant activity is as follows:

	March 31, 2017		December 31, 2016
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	6,458,657	N/A	6,458,657	N/A
Warrants Issued	0	N/A	0	N/A
Warrants Exercised	0	N/A	0	N/A
Warrants Expired	0	N/A	0	N/A
Outstanding, end of period	6,458,657	N/A	6,458,657	N/A

If all the warrants are exercised, there would be 7,248,657 shares issued and outstanding, of which 4,634,657 will be registered in this offering. The shares underlying the warrants are not being registered.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2017, we had an accumulated deficit totaling $(374,040). This raises substantial doubts about our ability to continue as a going concern.

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

We had no operations prior to 2005. Though we had income in the three months ended March 31, 2017, our operating expenses were more than our net income during those periods. We have minimal cash, several intangible assets which consist of our patent, trademarks, business plan, relationships, and contacts, and some tangible assets of inventory, equipment, and machinery. We are lacking liquidity and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Results of Operations

For the Three Months Ended March 31, 2017

During the three months ended March 31, 2017, we recognized total revenues of $12,754 compared to $16,260 for the three months ended March 31, 2016. The decrease of $3,506 was a result of a decrease in sales of Pocket Shots. During the three months ended March 31, 2017, we recognized a gross margin of $8,806 compared to $10,565 during the three months ended March 31, 2016. The decrease of $1,759 was again due to decrease in sales. During the three months ended March 31, 2017, we recognized a net loss of $6,319 compared to a net loss of $33,304 during the three months ended March 31, 2016. The net loss improving by $26,985 was mainly a result of decreased operating expenses, including greatly reduced general and administrative expenses by $26,049, and travel and entertainment expenses by $5,059, though depreciation expenses did increase by $3,196 for the quarter ended March 31, 2017.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(374,040) as of March 31, 2017, compared to an accumulated deficit of $(367,721) at December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the quarter ended March 31, 2017 the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the three months ended March 31, 2017.

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

Investing Activities

The Company had no investing activities for the three months ended March 31, 2017.

Liquidity and Capital Resources

For the Three Months Ended March 31, 2017

At March 31, 2017, we have total current assets of $139,318 consisting of $49,547 in cash and cash equivalents, accounts receivables of $8,708 and inventory of $81,063. Current liabilities at March 31, 2017 were $3,653 and consisted entirely of royalty payable to Mr. Bachmann. At March 31, 2017, we had working capital of $135,665. During the three months ended March 31, 2017, we used $2,418 in cash for our operating activities, compared to $26,097 used in operating activities for the same period in 2016. A net loss of $6,319 for the period was due to decreased sales, but was partially offset by changes in inventory and depreciation. There were no financing activities for the three months ended March 31, 2017.

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt.

As at March 31, 2017, our cash balance was $47,405 as compared to $130,314 at March 31, 2016. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

For the Year Ended December 31, 2016

At December 31, 2016, we had total current assets of $138,054 consisting of $51,965 in cash and cash equivalents, accounts receivables of $1,454 and inventory of $84,635. Current liabilities at December 31, 2016 were $3,276 and consisted entirely of royalty payable to Mr. Bachmann. At December 31, 2016, we had working capital of $134,778.

During the year ended December 31, 2016, we used $41,278 in cash for our operating activities. A net loss of $78,912 for the year was reconciled by such non-cash items as $24,670 in depreciation, $17,989 in accounts receivable, and $2,413 in royalty payable to Mr. Bachmann.

During the year ended December 31, 2015, we were provided with $39,811 in cash from our operating activities. A net loss of $54,213 was reconciled for such non-cash items as $72,722 in accounts receivable, $16,041 in depreciation, and $13,666 in inventory.

During the year ended December 31, 2016, we used $0 in investing activities. During the year ended December 31, 2015, we used $0 in investing activities.

During the year ended December 31, 2016, no money was provided through financing activities, compared to $79,000 for the year ended December 31, 2015. During the year ended December 31, 2016, we issued 0 shares of our restricted common stock, compared to 790,000 shares during the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, we issued $0 in convertible promissory notes.

Amounts owed to related parties included in accounts payable totaled $1,958 and $1,958, royalty payable totaled $863 and $837, and amount due to related parties of $0 and $15,000 as of December 31, 2016 and 2015, respectively.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the years ending December 31, 2016 and 2015 were $2,413 and $2,957 respectively. Royalty expense for the three months ended March 31, 2017 was $377.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2017 and December 31, 2016, we had retained deficit of $374,040 and $367,721 respectively and we will require additional working capital to fund operations through 2017 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer/principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there are deficiencies in these controls and procedures. The Company anticipates that with further resources, the Company will expand the board of directors with additional independent directors in order to provide sufficient disclosure controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE POCKET SHOT COMPANY
(Registrant)

Dated: May 12, 2017	By:	/s/ Jarrold Bachmann
Jarrold Bachmann
(Chief Executive Officer, Principal Executive
Officer, Acting Chief Financial Officer
and Principal Accounting Officer)

