Form 10-Q
period 2017-06-30
Pocket Shot Co
filed 2017-08-18
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2017, there were 6,458,657 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE POCKET SHOT COMPANY

Balance Sheets

	June 30, 2017	December 31, 2016

ASSETS

Current assets
Cash	$39,967	$51,965
Accounts receivable	5,567	1,454
Inventory	80,001	84,635

Total current assets	125,535	138,054

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(238,970)	(224,595)
	66,195	80,570

	$191,730	$218,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,044	$-
Royalty payable	4,347	3,276
Total current liabilities	8,391	3,276

Stockholders’ equity
Common stock, no par value, 6,458,657 shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Additional paid-in capital	583,069	583,069
Retained deficit	(399,730)	(367,721)
	183,339	215,348

	$191,730	$218,624

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Income Statements

For The Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Royalty income	$24,687	$35,813	$37,441	$52,073

Costs of sales	8,546	14,031	12,494	19,725

Gross margin	16,141	21,782	24,947	32,348

Operating expenses
Advertising and promotion	319	5,550	319	5,550
General and administrative expenses	31,979	17,136	38,005	49,208
Sales incentives	-	-	-	832
Travel and entertainment	2,364	2,788	4,257	4,877
Depreciation expense	7,169	5,434	14,375	9,445
Total costs and expenses	41,831	30,909	56,956	69,912

Net income (loss)	$(25,690)	$(9,127)	$(32,009)	$(37,564)

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2015 and 2016 and SIX MONTHS ENDED June 30, 2017

	Common Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	5,668,657	-	$497,500	$(165,818)	$331,682
Net loss for year ended December 31, 2014				(68,778)	(68,778)
Balance, December 31, 2014	5,668,657	-	$497,500	$(234,596)	$262,904
Shares issued for cash	790,000	-	79,000		79,000
Net loss for year ended December 31, 2015				(54,213)	(54,213)
Balance, December 31, 2015	6,458,657	-	$583,069	$(288,809)	$294,260
Net loss for year ended December 31, 2016				(78,912)	(78,912)
Balance, December 31, 2016	6,458,657	-	$583,069	$(367,721)	$215,348
Net loss for six months ended June 30, 2017				(32,009)	(32,009)
Balance, June 30, 2017	6,458,657	-	$583,069	$(399,730)	$183,339

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Statements of Cash Flows

For The Six Months Ended June 30, 2017 and 2016

	2017	2016
Cash flows provided by operating activities:
Net loss	$(32,009)	$(37,564)
Changes in Operating Assets and Liabilities
Accounts Receivable	(4,113)	4,000
Inventory	4,634	(7,806)
Accounts payable	4,044	17,111
Royalty payable	1,071	1,496
Depreciation	14,375	9,445
Net cash provided (used) by operating activities	$(11,998)	$(13,316)

Cash flows from investing activities:
Purchases of property and equipment	-	(83,169)

Net cash used by investing activities	-	(83,169)

Cash flows from financing activities
Issuance of Capital Stock for cash	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	$(11,998)	$(96,485)

Cash, beginning of period	51,965	156,412

Cash end of period	$39,967	$59,927

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

Notes to Combined Financial Statements

June 30, 2017 and December 31, 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Pocket Shot Company, formerly Pocket Shot, LLC, a Colorado limited liability company, was initially formed on April 18, 2004. Under a 351 Exchange Agreement, the members chose to contribute all of their membership interests in the LLC to The Pocket Shot Company, a Colorado corporation in exchange for shares of common stock of the corporation in accordance with the terms and provisions of the agreement. The effective date for the exchange was January 1, 2006. The Company has developed a plastic pouch for the packaging of alcohol under the trademarks Pocketshot and Pocket Shot. The Company collects royalty income from licensing the right to use the patent and the trademarks in connection with manufacturing, filling and packaging the pouches with alcohol and the distribution, sale and advertising of the products under the brand name.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company cash equivalents totaled $39,967 and $51,965 respectively.

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

A summary of machinery and equipment as of June 30, 2017 and December 31, 2016, is as follows:

	2017	2016

Machinery and equipment	$305,165	$305,165
Less accumulated depreciation	(238,970)	(224,595)
	$66,195	$80,570

Depreciation expense for the six months ended June 30, 2017 and 2016 was $14,375 and $9,445, respectively.

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

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2017 and December 31, 2016, due to the short-term nature of these instruments.

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

NOTE 3 – RELATED PARTY TRANSACTION

Consulting services are provided by shareholders. For the six months ended June 30, 2017 and 2016, fees for these services amounted to $6,000 and $12,000 respectively.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the six months ended June 30, 2017 and 2016 were $1,072 and $1,496 respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The company has authorized and issued 6,458,657 common shares with a par value of $0.00 as of June 30, 2017 and December 31, 2016.

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

NOTE 7 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the six months ended June 30, 2017 and the year ended December 31, 2016, the company’s revenue was generated in the form of royalty income from a single license agreement. The company has operated in a single business segment, licensing their product to customers in the United States.

NOTE 8 – WARRANTS

In August 2015, the Company offered 790,000 shares of common stock at $0.10 per share, which included 790,000 warrants (1-for-1) exercisable at $0.50 per share of common stock, expiring in August 2017, carrying a term of 2 years. A summary of warrant activity is as follows:

	June 30, 2017		December 31, 2016
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	6,458,657	N/A	6,458,657	N/A
Warrants Issued	0	N/A	0	N/A
Warrants Exercised	0	N/A	0	N/A
Warrants Expired	0	N/A	0	N/A
Outstanding, end of period	6,458,657	N/A	6,458,657	N/A

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of June 30, 2017, we had an accumulated deficit totaling $(399,730). This raises substantial doubts about our ability to continue as a going concern.

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

We had no operations prior to 2005. Though we had income in the six months ended June 30, 2017, our operating expenses were more than our net income during those periods. We have minimal cash, several intangible assets which consist of our patent, trademarks, business plan, relationships, and contacts, and some tangible assets of inventory, equipment, and machinery. We are lacking liquidity and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Results of Operations

For the Three Months Ended June 30, 2017

During the three months ended June 30, 2017, we recognized total revenues of $24,687 compared to $35,813 for the three months ended June 30, 2016. The decrease of $11,126 was a result of a decrease in sales of Pocket Shots. During the three months ended June 30, 2017, we recognized a gross margin of $16,141 compared to $21,782 during the three months ended June 30, 2016. The decrease of $5,641 was due to a decrease in sales. During the three months ended June 30, 2017, we recognized a net loss of $25,690 compared to a net loss of $9,127 during the three months ended June 30, 2016. The net loss increasing by $16,563 was mainly a result of decreased sales and increased operating expenses, including increased general and administrative expenses, for the quarter ended June 30, 2017.

For the Six Months Ended June 30, 2017

For the six months ended June 30, 2017, we had $37,441 in revenues compared to $52,073 for the same period one year earlier. For the six months ended June 30, 2017, our total operating expenses were $56,956 as compared to $69,912 for the six months ended June 30, 2016. For the six months ended June 30, 2017 we incurred depreciation expenses of $14,375 compared to $9,445 for the corresponding period in 2016. This increased expense was partially offset by lower expenses in the following categories. For the six months ended June 30, 2017, we incurred expenses of $38,005 for general and administrative expenses compared to $49,208 for the same period in 2016. For the six months ended June 30, 2017, we provided sales incentives in the amount of $0 compared to $832 for the corresponding period in 2016. For the six months ended June 30, 2017, we incurred $4,257 for travel expenses compared to $4,877 for the same period in 2016. The net effect of these changes, was a decrease in operating expenses of $12,956.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(399,730) as of June 30, 2017, compared to an accumulated deficit of $(367,721) at December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the quarter ended June 30, 2017 the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the six months ended June 30, 2017.

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

Investing Activities

The Company had no investing activities for the three months ended June 30, 2017.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2017

At June 30, 2017, we have total current assets of $125,535 consisting of $39,967 in cash and cash equivalents, accounts receivables of $5,567 and inventory of $80,001. Current liabilities at June 30, 2017 were $8,391 and consisted of accounts payable of $4,044 and of a royalty payable to Mr. Bachmann for $4,347. At June 30, 2017, we had working capital of $117,144. During the six months ended June 30, 2017, we used $11,998 in cash for our operating activities. A net loss of $32,009 for the period was due to decreased operating expenses of $12,956, but was partially offset by lower gross margin of $24,947, compared to $32,348 for the six months ended June 30, 2016. There were no financing activities for the six months ended June 30,2017.

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt.

As at June 30, 2017, our cash balance was $39,967 as compared to $51,965 at December 31, 2016. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2017 and December 31, 2016, we had retained deficit of $399,730 and $367,721 respectively and we will require additional working capital to fund operations through 2017 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

THE POCKET SHOT COMPANY

(Registrant)

Dated: August 18, 2017	By:	/s/ Jarrold Bachmann
Jarrold Bachmann
(Chief Executive Officer, Principal Executive
Officer, Acting Chief Financial Officer
and Principal Accounting Officer)

