Form 10-Q
period 2017-09-30
Pocket Shot Co
filed 2017-11-20
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 15, 2017, there were 6,458,657 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE POCKET SHOT COMPANY

Balance Sheets

	September 30, 2017	December 31, 2016

ASSETS

Current assets
Cash	$41,496	$51,965
Accounts receivable	4,545	1,454
Inventory	73,396	84,635

Total current assets	119,437	138,054

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(246,138)	(224,595)
	59,027	80,570

	$178,464	$218,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$13,194	$-
Royalty payable	5,077	3,276
Total current liabilities	18,271	3,276

Stockholders’ equity
Common stock, no par value, 6,458,657 shares issued and outstanding at September 30, 2017 and December 31, 2016	-	-
Additional paid-in capital	583,069	583,069
Retained deficit	(422,876)	(367,721)
	160,193	215,348

	$178,464	$218,624

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Income Statements

For The Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Royalty income	$24,673	$20,412	$62,114	$72,485

Costs of sales	8,418	605	20,912	20,331

Gross margin	16,255	19,807	41,202	52,154

Operating expenses
Advertising and promotion	-	255	319	5,805
General and administrative expenses	31,477	18,592	69,483	67,800
Sales incentives	-	-	-	832
Travel and entertainment	755	2,949	5,012	7,826
Depreciation expense	7,169	8,225	21,543	17,670
Total costs and expenses	39,401	30,021	96,357	99,933

Net income (loss)	$(23,146)	$(10,214)	$(55,155)	$(47,779)

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2015 and 2016 and NINE MONTHS ENDED September 30, 2017

	Common Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	5,668,657	-	$497,500	$(165,818)	$331,682
Net loss for year ended December 31, 2014				(68,778)	(68,778)
Balance, December 31, 2014	5,668,657	-	$497,500	$(234,596)	$262,904
Shares issued for cash	790,000	-	79,000		79,000
Net loss for year ended December 31, 2015				(54,213)	(54,213)
Balance, December 31, 2015	6,458,657	-	$583,069	$(288,809)	$294,260
Net loss for year ended December 31, 2016				(78,912)	(78,912)
Balance, December 31, 2016	6,458,657	-	$583,069	$(367,721)	$215,348
Net loss for nine months ended September 30, 2017				(55,155)	(55,155)
Balance, September 30, 2017	6,458,657	-	$583,069	$(422,876)	$160,193

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Statements of Cash Flows

For The Nine Months Ended September 30, 2017 and 2016

	2017	2016
Cash flows provided by operating activities:
Net loss	$(55,155)	$(47,779)
Changes in Operating Assets and Liabilities
Accounts Receivable	(3,091)	11,930
Inventory	11,239	(7,804)
Accounts payable	13,194	(1,958)
Royalty payable	1,801	2,102
Depreciation	21,543	17,670
Net cash provided (used) by operating activities	$(10,469)	$(25,839)

Cash flows from investing activities:
Purchases of property and equipment	-	(83,169)

Net cash used by investing activities	-	(83,169)

Cash flows from financing activities
Issuance of Capital Stock for cash	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	$(10,469)	$(109,008)

Cash, beginning of period	51,965	156,412

Cash end of period	$41,496	$47,404

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

Notes to Combined Financial Statements

September 30, 2017 and December 31, 2016

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company cash equivalents totaled $41,496 and $51,965 respectively.

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

A summary of machinery and equipment as of September 30, 2017 and December 31, 2016, is as follows:

	2017	2016

Machinery and equipment	$305,165	$305,165
Less accumulated depreciation	(246,138)	(224,595)
	$59,027	$80,570

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $21,543 and $17,670, respectively.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2017 and December 31, 2016, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 – RELATED PARTY TRANSACTION

Consulting services are provided by shareholders. For the nine months ended September 30, 2017 and 2016, fees for these services amounted to $0 and $24,000 respectively.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the nine months ended September 30, 2017 and 2016 were $1,801 and $2,102 respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The company has authorized and issued 6,458,657 common shares with a par value of $0.00 as of September 30, 2017 and December 31, 2016.

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

NOTE 7 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the nine months ended September 30, 2017 and the year ended December 31, 2016, the company’s revenue was generated in the form of royalty income from a single license agreement. The company has operated in a single business segment, licensing their product to customers in the United States.

NOTE 8 – WARRANTS

In August 2015, the Company offered 790,000 shares of common stock at $0.10 per share, which included 790,000 warrants (1-for-1) exercisable at $0.50 per share of common stock, all expired in August 2017 unexercised. A summary of warrant activity is as follows:

	September 30, 2017		December 31, 2016
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	6,458,657	N/A	6,458,657	N/A
Warrants Issued	0	N/A	0	N/A
Warrants Exercised	0	N/A	0	N/A
Warrants Expired	6,458,657	N/A	0	N/A
Outstanding, end of period	0	N/A	6,458,657	N/A

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2017, we had an accumulated deficit totaling $(422,876). This raises substantial doubts about our ability to continue as a going concern.

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

We had no operations prior to 2005. Though we had income in the nine months ended September 30, 2017, our operating expenses were more than our net income during those periods. We have minimal cash, several intangible assets which consist of our patent, trademarks, business plan, relationships, and contacts, and some tangible assets of inventory, equipment, and machinery. We are lacking liquidity and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Results of Operations

For the Three Months Ended September 30, 2017

During the three months ended September 30, 2017, we recognized total revenues of $24,673 compared to $20,412 for the three months ended September 30, 2016. The increase of $4,261 was a result of an increase in sales of Pocket Shots. During the three months ended September 30, 2017, we recognized a gross margin of $16,255 compared to $19,807 during the three months ended September 30, 2016. The decrease of $3,552 was due to an increase in cost of sales. During the three months ended September 30, 2017, we recognized a net loss of $23,146 compared to a net loss of $10,214 during the three months ended September 30, 2016. The net loss increasing by $12,932 was mainly a result of increased operating expenses, including increased general and administrative expenses, for the quarter ended September 30, 2017.

For the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2017, we had $62,114 in revenues compared to $72,485 for the same period one year earlier. For the nine months ended September 30, 2017, our total operating expenses were $96,357 as compared to $99,933 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 we incurred advertising and promotion expenses of $319 compared to $5,805 for the corresponding period in 2016. This decreased expense and a decrease in travel and entertainment expenses by $2,814 contributed to the lower total costs and expenses, even though the depreciation expenses increased from $17,670 for the nine months ended September 30, 2016 to $21,543 for the nine months ended September 30, 2017. For the nine months ended September 30, 2017, we incurred expenses of $69,483 for general and administrative expenses compared to $67,800 for the same period in 2016. For the nine months ended September 30, 2017, we provided sales incentives in the amount of $0 compared to $832 for the corresponding period in 2016. For the nine months ended September 30, 2017, we incurred $5,012 for travel expenses compared to $7,826 for the same period in 2016. The net effect of these changes, was a decrease in operating expenses of $3,576.

Our auditor has expressed substantial doubt as to whether we will be able to continue to operate as a “going concern” due to the fact that the Company has an accumulated deficit of $(422,876) as of September 30, 2017, compared to an accumulated deficit of $(367,721) at December 31, 2016, and has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the quarter ended September 30, 2017 the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the nine months ended September 30, 2017.

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

Investing Activities

The Company had no investing activities for the three months ended September 30, 2017.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2017

At September 30, 2017, we have total current assets of $119,437 consisting of $41,496 in cash and cash equivalents, accounts receivables of $4,545 and inventory of $73,396. Current liabilities at September 30, 2017 were $18,271 and consisted of accounts payable of $13,194 and of a royalty payable to Mr. Bachmann for $5,077. At September 30, 2017, we had working capital of $101,166. During the nine months ended September 30, 2017, we used $10,469 in cash for our operating activities. The net loss of $55,155 for the period was partially offset by $11,239 in inventory, $13,194 in accounts payable, and $21,543 in depreciation. There were no financing activities for the nine months ended September 30,2017.

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt.

As at September 30, 2017, our cash balance was $41,496 as compared to $51,965 at December 31, 2016. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2017 and December 31, 2016, we had retained deficit of $399,730 and $367,721 respectively and we will require additional working capital to fund operations through 2017 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

THE POCKET SHOT COMPANY

(Registrant)

Dated: November 17, 2017	By:	/s/ Jarrold Bachmann
Jarrold Bachmann
(Chief Executive Officer, Principal Executive
Officer, Acting Chief Financial Officer
and Principal Accounting Officer)

