Form 10-K
period 2017-12-31
Pocket Shot Co
filed 2018-04-09
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal years ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes [X]No

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $421,865.70 based on 4,218,657 shares held by non-affiliates. Because there had been no “established public market” for the Issuer’s common stock as of the end of the last fiscal quarter (December 31, 2017), the Issuer has arbitrarily valued these shares at the fixed price of $0.10 per share under the registration statement, as amended.

As of March 29, 2018 there were 6,458,657 common shares, no par value, issued and outstanding.

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

We previously signed an exclusive licensing relationship for Pocket Shot Energy, a concentrated energy beverage, with PS Ventures, Inc. PS Ventures, Inc. is not yet producing Pocket Shot Energy, but will be responsible for handling all aspects of the filling and distribution of Pocket Shot Energy to each state where it is available for sale. We do not have an anticipated launch date for Pocket Shot Energy at this time.

The Company is currently researching other product applications for Pocket Shot and intends to expand the variety of products available to consumers in the future.

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

Production and Storage

We are dependent upon Frank-Lin and PS Ventures, Inc., our producers/distributors, not only for sales, but also for production and distillation. As of March 2018, PS Ventures, Inc. has not produced or sold any Pocket Shot Energy due to a lack of funding. There are several steps in the production and supply process for hard alcohols. First, liquor is distilled in a multi-stage process that converts basic ingredients, including various grains and other raw materials into alcohol. Next, the alcohol is filtered for a smooth quality with minimal harshness. Achieving a high level of purity is relatively complex and involves a series of distillations and filtration processes. After the distillation is completed, Frank-Lin then fills our pre-printed pouches, made by Amcor and printed by Packaging Arts, seals and packages the product for shipment according to our specifications. Frank-Lin then stores our product in their warehouses until they have sold the product to the state distributors.

In June 3016, the Company purchased a Toyo rotary duplex filling machine to fill larger pouches from 296ml to 350ml. This pouch design is used for frozen alcoholic drinks such as frozen margaritas, daiquiris, and sweet teas. The machine, which is capable of filling 80 pouches per minute, has been installed in the Frank-Lin plant and equipped with the conveyors and piping for commercial filling on a toll basis for other customers of Frank-Lin. The Company is investigating development of new products in the ready to drink (“RTD”) category. As of December 31, 2017, the Company has no revenues for this line of business.

Sales and Customers

Pocket Shot only has one customer and that is Frank-Lin. Frank-Lin sets up the distributors in various states and countries and sell the product to the distributors. After all expenses we get one royalty check per month from Frank-Lin. Our royalty income in December 31, 2017 was $87,663 compared to $81,889 for 2016. With increased sales, however, the cost of sales increased in 2017 to $31,767 compared to $27,318 for 2016. The gross margin then for 2017 was $55,896 compared to $54,571 for 2016. Although sales only increased slightly for the year ended December 31, 2017, we believe that our efforts to expand sales globally and offer greater product variety will help to increase sales further.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we do not have more than $1,000,000,000 in annual gross revenue and did not have such amount as of December 31, 2017, our last fiscal year.

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

Summary Of Financial Information

The following tables set forth, for the periods and as of the dates indicated, our summary financial data. You should read the following information together with the more detailed information contained in “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this filing. Our historical results are not indicative of the results to be expected in the future and results of interim periods are not necessarily indicative of results for the entire year. The statements of operations for the years ended December 31, 2017 and 2016, and balance sheet data as of December 31, 2017, are derived from our audited financial statements included elsewhere in this prospectus. You should read the following information together with the more detailed information contained in “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this filing. Our historical results are not indicative of the results to be expected in the future.

	Years Ended December 31,
	2017	2016
Total Assets	$169,604	$218,624
Current Liabilities	$33,643	$3,276
Stockholders’ Equity	$135,961	$215,348

	December 31, 2017	December 31, 2016
	(Audited)	(Audited)
Revenues	$87,663	$81,889
Net Loss	$(79,387)	$(78,912)

At December 31, 2017, the accumulated deficit was $(447,108). At December 31, 2016, the accumulated deficit was $(367,721). We anticipate that we will operate in a deficit position and continue to sustain net losses for the foreseeable future.

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

Industry

In the 2017 year-end report of the Distilled Spirits Council (“DISCUS”) spirit consumption increased to 36.6% of the total beverage alcohol market (DISCUS 2017 Economic Briefing). The growth rate remains high for alcoholic beverages and premium categories are out-performing standard brands. The “high-end” and “super premium” categories continue to grow with rates of 7.3% and 4.9%, respectively, for volume (2017). The balance of the industries products showed an average growth rate of 2.6% for volume (2017).

According to the Distilled Spirits Council, the distilled spirits (a grain, fruit or vegetable based drink containing ethanol and typically over 20% alcohol by volume) sector achieved accelerated growth in 2017 with supplier sales up 4 percent to $26.2 billion, volumes up 2.6 percent to 226 million cases and an eighth straight year of market share gains relative to beer. The growth of this category, according to DISCUS Council President & CEO Kraig R. Naasz, is being “driven by consumer confidence in the U.S. economy, product innovations that adult consumers want, and a fascination with premiumization across categories.”

According to DISCUS, international exports of U.S. spirits also reportedly rose 14.3% over the previous year, increasing the potential market for our products. DISCUS Council Chief Economist David Ozgo noted, “Adult consumers, particularly millennials, continue to gravitate toward high-end and super premium spirits products. Companies are creating excitement in the marketplace with new products and new technologies to interact with spirits customers.”

We believe that brand is everything when communicating with this market. The brand essence must be related through all of the Company’s marketing efforts.

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

ADVERTISING OBJECTIVE:

To create top of mind brand awareness and emotional relevance resulting in Pocket Shot being the preferred and requested product line of portable alcoholic beverage products in the industry.

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

We plan to spend up to $100,000 on marketing Pocket Shot in 2018, as was the plan for 2017. We did not pursue avenues for raising the funds as intended in 2017, so this is now an objective for 2018. We plan to raise these funds in Private Placements of Common Stock and/or convertible debt.

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

The Direct Marketing Program

A complete direct marketing program including direct mail, blast email and URLs will be used to introduce the products and pave the way for the sales team. We may choose to use the services of a database marketing company to leverage techniques to target prospective clients and reinforce product messages throughout the selling process. This process will commence with the modeling of our existing customer data and the analysis of the results using sophisticated analytic tools. Cross-channel marketing will be utilized in conjunction with the direct marketing including micro-blogging, social marketing and online forums. Our focus of this marketing medium will be relevance and timing, which only this medium can provide full control over and the ability to fully quantify the results.

The Media Marketing Program

We intend to test several media options to determine which, if any, effectively drive sales and sales leads. The mediums being consider include outdoor advertising, both static and mobile, magazine ads, and radio spots Other media to be explored are direct mail post cards and premiums such as caps and tee-shirts.

The Public Relations/Publicity Program

Though we have not yet, we plan to employ the services of a public relations firm to not only maintain a high corporate profile in the investment community but to keep the name and the brand at the forefront of consumers. Our PR firm will be responsible for writing and publishing press releases, coordinating event marketing and managing investor relations.

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

Target Customer

We plan to profile our existing customers and create a sophisticated data model to mathematically and statistically identify The Company’s “ideal” customer. Further the model will be used to learn exactly how the target customer wishes to be communicated with and marketed to.

The International Market

We plan to market our product internationally. Many of the current products offered by us already receive a strong reception by the international community. A report issued by the industry association, published in February 2018, indicated a strong international marketing potential for the company (DISCUS Feb 1, 2018). This will be a secondary but strong focus by the Company’s marketing team.

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

The Operations

We currently sub-contract all of our manufacturing, distilling, packaging and distributions. We own the primary filling and packing equipment that is operated by our sub-contractor, Frank-Lin. Our long-term plan includes the funds and staffing necessary to bring these operations in-house as soon as possible. We hope to begin staffing, equipping and preparing the in-house filling of pouches, packing and fulfillment within the next two to three years.

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

WE WILL NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF OUR BUSINESS PLAN.

We have limited funds, and such funds may not be adequate to continue carrying out the business plan in the alcoholic beverage industry. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

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

RISK FACTORS RELATING TO OUR BUSINESS

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS PREVIOUSLY EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

RISK FACTORS RELATED TO OUR STOCK

OUR PRESENT AND FUTURE SHAREHOLDERS WILL SUFFER DILUTION BY ANY NEW ISSUANCES IN THE FUTURE WHICH MAY OCCUR.

Upon the sales of shares, there may be substantial dilution to our Security holders. The sale price of our shares is substantially higher than the pro forma current net tangible book value per share of our outstanding common stock. The net tangible book value attributable to our shares as of December 31, 2017 and 2016 was $0.02 and $0.03 per share, respectively. Net tangible book value per share of common stock is determined by dividing the number of outstanding shares of common stock into the net tangible book value attributable to our common stock, which are our total tangible assets less our total liabilities.

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

The shares of our common stock, approved for trading as OTC Pink: PCKK, is thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of our Company.

WE HAVE NO WARRANTS ISSUED AND OUTSTANDING WHICH ARE CONVERTIBLE INTO OUR COMMON STOCK. A CONVERSION OF SUCH EQUITY INSTRUMENTS COULD HAVE A DILUTIVE EFFECT TO EXISTING SHAREHOLDERS.

At December 31, 2017, we have zero warrants issued and outstanding. The remaining unexercised warrants expired in August 2017.

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

ANY NEW POTENTIAL INVESTORS WILL SUFFER A DISPROPORTIONATE RISK AND THERE WILL BE IMMEDIATE DILUTION OF EXISTING INVESTOR’S INVESTMENTS.

Most of our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Currently there is a thinly trading market for our stock, which is quoted for trading on the OTC Pink Market as PCKK.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated, from August 7, 2017 (listing) to December 31, 2017.

Fiscal 2017	Low		High
First Quarter - ended March 31, 2017	$	N/A	$	N/A
Second Quarter - ended June 30, 2017	$	N/A	$	N/A
Third Quarter - ended September 30, 2017	$	N/A	$	N/A
Fourth Quarter - ended December 31, 2017 (1)		$.05		$10,000

(1) Effective August 7, 2017, The Pocket Shot Company was approved by FINRA to initiate quotations on the OTC Pink. The first quotations were entered December 7, 2017, and the first trades occurred on January 18, 2018.

Rules Governing Low-price Stocks That May Affect Our Shareholders’ Ability to Resell Shares of Our Common Stock

Effective August 7, 2017, The Pocket Shot Company was approved by FINRA to initiate quotations on the OTC Pink. The Company’s stock trading symbol on OTC Pink is PCKK.

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

Holders

As of December 31, 2017, we have approximately 57 shareholders of record of our common stock. Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144, a person who has not been an affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 6 months, is entitled to sell shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities.

During the period of January 1, 2017 through December 31, 2017, we made no unregistered sales or issuances of securities. On January 10, 2018 at a meeting of the Board of Directors, the Company authorized the issuance of 50,000 shares of restricted common stock to Daniel Garza for business consulting and logo design for new beverage products that the Company is currently researching. As of the date of this filing, the shares have not been issued to Mr. Garza.

Repurchase

We did not repurchase any shares of our common stock during the year ended December 31, 2017.

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

We had no operations prior to 2005. Though we had income in the years ended December 31, 2017 and 2016, our operating expenses were more than our net income during those periods. We have minimal cash, several intangible assets which consist of our patent, trademarks, business plan, relationships, and contacts, and some tangible assets of inventory, equipment, and machinery. We are lacking liquidity and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Our plan of operations for the next 12 months is as follows:

MILESTONES

2nd Quarter 2018	Expansion of National Sales
Continued sales of product and revenues Research into varied beverage products

3rd Quarter 2018	Increased sales of product and revenues

4th Quarter 2018	Continued sales of product and revenues

1st Quarter 2019	Increased sales of product and revenues

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

Results of Operations

For the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

During the year ended December 31, 2017, we recognized total revenues of $87,663 compared to the year ended December 31, 2016 of $81,889. The increase of $5,774 was a result of an increase in royalty income from sales of Pocket Shots.

During the year ended December 31, 2017, we recognized a gross margin of $55,896 compared to $54,571 during the year ended December 31, 2016. The increase of $1,325 was a result of an increase in revenue, even though the cost of sales also increased by $4,449.

During the year ended December 31, 2017, we recognized a net loss of $79,387 compared to $78,912 during the year ended December 31, 2016. The difference of $475 resulted from a slight increase of gross profits and an increase in operating expenses of $1,800. Operating expenses included $98,447 in general and administrative expenses, $1,108 in advertising and promotion, $7,016 in travel and entertainment expenses, and $28,712 in depreciation expenses. General and administrative expenses increased $2,908, sales incentives decreased $832, advertising and promotion decreased $7,506, travel and entertainment increased $3,188, and depreciation increased $4,042.

LIQUIDITY

For the Year Ended December 31, 2017

At December 31, 2017, we had total current assets of $117,746 consisting of $35,737 in cash and cash equivalents, accounts receivables of $14,953 and inventory of $67,056. Current liabilities at December 31, 2017 were $33,643 and consisted of $13,194 in accounts payable, $19,556 payable to a shareholder and $893 in royalty payable to Mr. Bachmann. At December 31, 2017, we had working capital of $84,103.

During the year ended December 31, 2017, we used $85,122 in cash in our operating activities. A net loss of $79,387 for the period was reconciled by such non-cash items as $28,712 in depreciation, $13,499 in accounts receivable, and $2,383 in royalty payable to Mr. Bachmann. A total of $19,556 was due to related parties at December 31, 2017.

During the year ended December 31, 2016, we used $41,278 in our operating activities. A net loss of $78,912 was reconciled for such non-cash items as $24,670 in depreciation and $17,989 in accounts receivable.

During the year ended December 31, 2017, we used $0 in investing activities. During the year ended December 31, 2016, we used $63,169 in investing activities.

During the years ended December 31, 2017 and 2016, $0 was received from financing activities. During the years ended December 31, 2017 and 2016, we issued 0 shares of our restricted common stock. During the years ended December 31, 2017 and 2016, we issued $0 in convertible promissory notes.

Amounts owed in accounts payable totaled $(13,194) and $(1,958), royalty payable totaled $2,383 and $2,413, and amount due to related parties of $(19,556) and $0 as of December 31, 2017 and 2016, respectively.

The board of directors approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the years ending December 31, 2017 and 2016 were $2,383 and $2,413 respectively.

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of December 31, 2017 and 2016, we had retained deficit of $447,108 and $367,721 respectively and we will require additional working capital to fund operations through 2018 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements included in this Form 10-K do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in this filing have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and December 31, 2016, the Company cash equivalents totaled $35,737 and $51,965 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to income (expense) in the statement of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of December 31, 2017 and 2016, an allowance for estimated uncollectible accounts was determined to be unnecessary.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2017 and December 31, 2016, due to the short-term nature of these instruments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

THE POCKET SHOT COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

For the years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of The Pocket Shot Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The Pocket Shot Company (the “Company”) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2015.

Lakewood, CO

April 9, 2018

THE POCKET SHOT COMPANY

Balance Sheets

	December 31,
	2017	2016

ASSETS

Current assets
Cash	$35,737	$51,965
Accounts receivable	14,953	1,454
Inventory	67,056	84,635

Total current assets	117,746	138,054

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(253,307)	(224,595)
	51,858	80,570

	$169,604	$218,624

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$13,194	$-
Payable to shareholder	$19,556
Royalty payable	893	3,276
Total current liabilities	33,643	3,276

Stockholders’ equity
Common stock, no par value, 6,458,657 shares issued and outstanding at December 31, 2017 and 2016	-	-
Additional paid-in capital	583,069	583,069
Retained deficit	(447,108)	(367,721)
	135,961	215,348

	$169,604	$218,624

See accompanying notes to financial statements.

THE POCKET SHOT COMPANY

Income Statements

For The Years Ended December 31, 2017 and 2016

	2017	2016

Royalty income	$87,663	$81,889

Costs of sales	31,767	27,318

Gross margin	55,896	54,571

Operating expenses
Advertising and promotion	1,108	8,614
General and administrative expenses	98,447	95,539
Sales incentives	-	832
Travel and entertainment	7,016	3,828
Depreciation expense	28,712	24,670
Total costs and expenses	135,283	133,483

Net income (loss)	$(79,387)	$(78,912)

See accompanying notes to financial statements.

The Pocket Shot Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2017 and 2016

					Total
	Common Stock		Additional	Stockholders’	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit
Balance, December 31, 2014	5,668,657	-	$497,500	$(234,596)	$262,904
Shares issued for cash	790,000	-	79,000		79,000
Net loss for year ended December 31, 2015				(54,213)	(54,213)
Balance, December 31, 2015	6,458,657	-	$583,069	$(288,809)	$294,260
Net loss for year ended December 31, 2016				(78,912)	(78,912)
Balance, December 31, 2016	6,458,657	-	$583,069	$(367,721)	$215,348
Net loss for year ended December 31, 2017				(79,387)	(79,387)
Balance, December 31, 2017	6,458,657	-	$583,069	$(447,108)	$135,961

See accompanying notes to financial statements.

THE POCKET SHOT COMPANY

Statements of Cash Flows

For The Years Ended December 31, 2017 and 2016

	2017	2016
Cash flows provided by operating activities:
Net loss	$(79,387)	$(78,912)
Adjustment to reconcile net loss from operations:
Warrant expense
Changes in Operating Assets and Liabilities
Accounts Receivable	13,499	17,989
Inventory	(17,579)	(5,480)
Accounts payable	(13,194)	(1,958)
Royalty payable	2,383	2,413
Depreciation	28,712	24,670
Due to related parties	(19,556)	-
Net cash provided (used) by operating activities	$(85,122)	$(41,278)

Cash flows from investing activities:
Purchases of property and equipment	-	(63,169)

Net cash used by investing activities	-	(63,169)

Cash flows from financing activities
Issuance of Capital Stock for cash	-	-

Net cash provided by financing activities	-	(63,169)

Net increase (decrease) in cash	$(16,228)	$(104,447)

Cash, beginning of period	51,965	156,412

Cash end of period	$35,737	$51,965

See accompanying notes to financial statements.

The Pocket Shot Company

Notes to Combined Financial Statements

December 31, 2016 and December 31, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and December 31, 2017, the Company cash equivalents totaled $51,965 and $35,737 respectively.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of December 31, 2016 and December 31, 2017, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

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

A summary of machinery and equipment as of December 31, 2017 and 2016, is as follows:

	2017	2016

Machinery and equipment	$305,165	$305,165
Less accumulated depreciation	(253,307)	(224,595)
	$51,858	$80,570

Depreciation expense for years ended December 31, 2017 and 2016, was $28,712 and $24,670, respectively.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2016 and December 31, 2017, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement as of the year ended December 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

NOTE 3 – RELATED PARTY TRANSACTION

Consulting services are provided by shareholders. For the years ended December 31, 2016 and December 31, 2017, fees for these services amounted to $42,000 and $0 respectively.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the years ended December 31, 2016 and December 31, 2017 were $2,413 and $2,383 respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The company has authorized and issued 6,458,657 common shares with a par value of $0.00 as of December 31, 2016 and 2017.

Under a 351 Exchange Agreement effective January 1, 2006, the former members of Pocket Shot, LLC agreed to contribute all of their membership interests in the LLC to The Pocket Shot Company, a Colorado corporation, in exchange for 4,943,657 shares of common stock, no par value per share, of the corporation in accordance with the terms and provisions of the agreement. Upon approval of the board of directors, the corporation subsequently issued 675,000 shares of common stock at $0.50 per share and warrants to purchase 675,000 shares of common stock for $1 per share. The warrants have expired unexercised.

On June 22, 2009, the board of directors approved the issuance of 50,000 shares of common stock to Michael Grove in consideration of past services as the Corporation’s consulting accountant.

In September 2016, the company issued 790,000 common shares with a par value of $0.00 in exchange for $79,000 pursuant to a private placement offering.

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

NOTE 7 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the years ended December 31, 2016 and December 31, 2017, the company’s revenue was generated in the form of royalty income from a single license agreement. The company has operated in a single business segment, licensing their product to customers in the United States.

NOTE 8 – WARRANTS

In the year ended December 31, 2015, the Company offered 790,000 shares of common stock at $0.10 per share (shares issued in August-September 2016), which included 790,000 warrants (1-for-1) exercisable at $0.50 per share of common stock and carrying a term of 2 years. All 790,000 warrants have now expired unexercised. A summary of warrant activity is as follows:

	December 31, 2016		December 31, 2017
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	6,458,657	N/A	6,458,657	N/A
Warrants Issued	0	N/A	0	N/A
Warrants Exercised	0	N/A	0	N/A
Warrants Expired	0	N/A	790,000	$0.50
Outstanding, end of period	6,458,657	N/A	6,458,657	N/A

NOTE 9 – SUBSEQUENT EVENTS

In January 2018, the Board of Directors authorized the issuance of 50,000 shares to an unrelated individual in exchange for business consulting services. This unregistered sale of equity securities was undertaken pursuant to the exemptions from registration.

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

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

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer, acting as our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management’s responsibility to establish and maintain adequate internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management’s assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management’s responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company’s management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year, and has determined several weaknesses and has determined that its internal controls have not been effective due, in part, to lack of full-time financial accounting professionals.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an affect on our Company’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company’s financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

Due to insufficient funds during the year ended December 31, 2017, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

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

None

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

Identification of Former Directors and Executive Officers

Name	Age	Position	Term

Jarrold R. Bachmann	70	Chief Executive Officer, President, and Director	Annual
Matthew Gregarek	38	Director	Annual

JARROLD R. BACHMANN – CHIEF EXECUTIVE OFFICER, PRESIDENT, AND DIRECTOR

Jarrold R. Bachmann, 70, from 1984 to present has been involved in the mergers and acquisition business and has founded several private and publicly traded companies. Since l994, he has also operated an agricultural company in South African involved in banana plantations, cattle operations and a game farm. From l991 - 2000 he was founder of American Home, Inc, a firm that developed and designed stenciled coir (coconut fiber) door mats and rugs which were hand made in India and sold throughout major US mail order and retail locations. For the past five years, Mr. Bachmann’s principal occupation has been a private investor, as well as President and CEO of The Pocket Shot Company (since 2005).

Mr. Bachmann brings over 30 years of experience in mergers and acquisitions, private and publicly trade companies, and consumer goods to the leadership of the Company.

MATTHEW GREGAREK – DIRECTOR

Mr. Gregarek, 38, has more than ten years’ experience working with small-market companies. During his career, Mr. Gregarek has completed over $1.5 billion in portfolio sale transactions; including private placement transactions, debt placements and loan participation sales. Mr. Gregarek founded Alternity Capital Management, LLC (ACM) in 2010, which specializes in providing alternative investments to the private sector that are non-correlated to the typical capital markets, mainly focusing in the automobile financial sector. He grew ACM to $15mm in assets under management, and has continued to work at ACM in financial management for the past six years. ACM is not a parent, subsidiary, or otherwise an affiliate of the Company.

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

EXECUTIVE COMMITTEE

We do not have an executive committee at this time.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our officers and board members during the fiscal years ended December 31, 2017, 2016, and 2015. The table sets forth this information for our Company including salary, bonus, and certain other compensation to our Board members and named executive officers.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jarrold Bachmann, CEO (1)	FY 2017	$0						$2,383	$2,383
	FY 2016	$42,000						$2,412	$44,412
	FY 2015	$27,300	0	0	0	0	0	$2,957	$30,257

(1)	Mr. Bachmann has been Chief Executive Officer since inception. Mr. Bachmann does not receive a salary, but does receive consulting fees, which are reflected in the Salary column. Mr. Bachmann’s other compensation comes from the royalties he receives on the cases of Pocket Shots sold.

OPTION/WARRANT GRANTS IN THE LAST FISCAL YEAR

As of December 31, 2017, there were 0 warrants outstanding. There were previously 790,000 warrants that expired in August 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table sets forth certain information concerning outstanding equity awards held by our Company’s appointed executive officers for the fiscal years ended December 31, 2017 and 2016 (the “Named Executive Officers”):

	Option Awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options(#)	Option exercise price($)	Option expira-tion date	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested($)

Jarrold Bachmann, CEO (1) 2017	0	0	0	N/A	N/A	0	0	0	0
2016	0	0	0	N/A	N/A	0	0	0	0

DIRECTOR COMPENSATION

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

We do not pay any fees to Directors for meeting attendance.

The following table sets forth certain information concerning compensation paid to our directors during the fiscal years ended December 31, 2017 and 2016:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jarrold Bachmann (1)
2017	$-0-	$-0-	$-0-	$-0-	$-0-	$44,383	$44,383
2016	$-0-	$-0-	$-0-	$-0-	$-0-	$44,412	$44,412

Matthew Gregarek (2)
2017	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
2016	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Mr. Bachmann is also an officer of our Company and as such he receives the compensation as disclosed in the Executive Compensation Table. He does not receive payment for his services as a director.
(2)	Mr. Gregarek became a director of the Company on July 2, 2015.

Employment Agreements with Officers and Directors of Our Company

We have no employment/consulting agreements as of December 31, 2017 with our key officers. Described below are the compensation packages our Board approved for our executive officers. The compensation agreements were approved by our board based upon recommendations conducted by the board.

Name	Position	Annual Compensation

Jarrold Bachmann	President, CEO & Director	$42,000 (1)

Matthew Gregarek	Director	$0

(1) On January 1, 2006, we entered into a royalty agreement with Jarrold Bachmann, to pay Mr. Bachmann a royalty with respect to sales of the Pocket Shot Pouch. Pocket Shot pays $1.20 to Mr. Bachmann with respect to each case of Pocket Shot Pouches (consisting of between 60 and 120 pouches per case) sold by Pocket Shot or its licensee(s). That total of $2,412 for 2016 is not reflected here. Beginning in 2016, Mr. Bachmann is being paid $42,000 annually in consulting fees. Mr. Bachmann took $0 in consulting fees during the fiscal year 2017.

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

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2017.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner (2)	Percent of Class (3)
Jarrold R. Bachmann, Chief Executive Officer and Director	1,240,000	19.20%

Matthew C. Gregarek, Director	1,000,000	15.48%

James R. Sjoerdsma	500,000	7.74%

All Directors and Executive Officers as a group (2 persons)	2,240,000	34.68%

(1)	The Address for the above individuals is c/o 32950 Inverness Dr., Evergreen, CO 80439.
(2)	Mr. Bachmann and Mr. Gregarek have registered 216,000 and 200,000, respectively, of their shares for resale pursuant to an S-1 effective September 16, 2016 (No. 333-212055). Mr. Sjoerdsma has registered 500,000 shares for resale.
(3)	Based upon 6,458,657 shares issued and outstanding.

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

Issuance of Equity

During the year ended December 31, 2017, officers and directors of our Company have not been issued any options and/or warrants in connection with their services to our Company. Our officers and directors, including former directors, hold equity in the form of common stock as set forth in the table below:

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

Issuance of Debt

The Company has not issued any debt for the years ended December 31, 2017 or 2016.

Royalty License with Jarrold R. Bachmann

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a royalty of approximately $1.20 per case of Pocket Shot sold, effective January 1, 2006. Royalty expense for the year ended December 31, 2017 and 2016 were $2,383 and $2,412 respectively.

Consulting Services

Consulting services are provided by Mr. Bachmann, CEO, director, and a shareholder. For the year ended December 31, 2017 and 2016, fees for these services amounted to $0 and $42,000 respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ended December 31, 2017, we incurred approximately $25,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2017. During the fiscal year ended December 31, 2016, we incurred approximately $25,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2016.

During the fiscal years ended December 31, 2017 and 2016, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not be limited to, tax related services, actuarial services or valuation services.

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

(1) Incorporated by reference from the exhibits included in the Company’s Registration Statement No. 333-212055 on Form S-1 filed with the Securities and Exchange Commission (www.sec.gov), dated June 16, 2016.

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

The Pocket Shot Company

/s/ Jarrold R. Bachmann	April 4, 2018
Jarrold R. Bachmann
Chief Executive Officer and Principal Executive Officer
Interim Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jarrold R. Bachmann
Jarrold R. Bachmann, Chairman of the Board	April 4, 2018
Principal Executive Officer
Interim Chief Financial Officer
Principal Accounting Officer

/s/ Matthew D. Gregarek	April 4, 2018
Matthew D. Gregarek, Director

