Form 10-Q
period 2018-03-31
Pocket Shot Co
filed 2018-05-22
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 17, 2018, there were 6,508,657 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE POCKET SHOT COMPANY

Balance Sheets

	March 31, 2018	December 31, 2017

ASSETS

Current assets
Cash	$25,818	$35,737
Accounts receivable	21,864	14,953
Inventory	60,498	67,056

Total current assets	108,180	117,746

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(260,458)	(253,307)
	44,707	51,858

	$152,887	$169,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$22,835	$13,194
Royalty payable	1,479	893
Due to related party	6,358	19,556
Total current liabilities	30,672	33,643

Stockholders’ equity
Common stock, no par value, 6,508,657 and 6,458,657 shares issued and outstanding at March 31, 2018 and December 31, 2017 respectively.	-	-
Additional paid-in capital	588,069	583,069
Retained deficit	(465,854)	(447,108)
	122,215	135,961

	$152,887	$169,604

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Income Statements

For The Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
	2018	2017

Royalty income	$23,713	$12,754

Costs of sales	7,437	3,948

Gross margin	16,276	8,806

Operating expenses
Advertising and promotion	203	-
General and administrative expenses	25,631	6,026
Sales incentives	-	-
Travel and entertainment	2,038	1,893
Depreciation expense	7,151	7,206
Total costs and expenses	35,023	15,125

Net income (loss)	$(18,747)	$(6,319)

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2016 and 2017 and THREE MONTHS ENDED March 31, 2018

	Common Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	6,458,657	-	$583,069	$(367,721)	$215,348
Net loss for year ended December 31, 2017				(79,387)	(79,387)
Balance, December 31, 2017	6,458,657	-	$583,069	$(447,108)	$135,961
Shares issued for services	50,000	-	5,000	-	5,000
Net loss for three months ended March 31, 2018				(18,747)	(18,747)
Balance, March 31, 2018	6,508,657	-	$588,069	$(465,854)	$122,215

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Statements of Cash Flows

For The Three Months Ended March 31, 2018 and 2017

	2018	2017
Cash flows provided by operating activities:
Net loss	$(18,747)	$(6,319)
Changes in Operating Assets and Liabilities
Accounts Receivable	(6,911)	(7,254)
Inventory	6,559	3,572
Accounts payable	9,641	-
Royalty payable	586	377
Depreciation	7,151	7,206
Due to related party	(13,198)	-
Net cash provided (used) by operating activities	$(14,919)	$(2,418)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash used by investing activities	-

Cash flows from financing activities
Issuance of Capital Stock for cash	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	$(9,919)	$(2,418)

Cash, beginning of period	35,737	51,965

Cash end of period	$25,818	$49,547

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

Notes to Combined Financial Statements

March 31, 2018 and December 31, 2017

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2016 and December 31, 2017 as presented in the Company’s Registration statement on Form S-1 filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company cash equivalents totaled $25,818 and $35,737 respectively.

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

A summary of machinery and equipment as of March 31, 2018 and December 31, 2017, is as follows:

	2018	2017

Machinery and equipment	$305,165	$305,165
Less accumulated depreciation	(260,458)	(253,307)
	$44,707	$51,858

Depreciation expense for the three months ended March 31, 2018 and 2017 was $7,151 and $7,206, respectively.

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

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company records sales of finished products once the customer places the order and the product is shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Provisions for discounts, returns, allowances, customer rebates and other adjustments are minimal and are recorded as a reduction of revenue.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2018 and December 31, 2017, due to the short-term nature of these instruments.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the years ended December 31, 2016 and December 31, 2017.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

The Company reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – RELATED PARTY TRANSACTION

Consulting services are provided by shareholders. For the three months ended March 31, 2018 and 2017, no fees were paid.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the three months ended March 31, 2018 and 2017 were $879 and $1,037 respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The company has authorized and issued 6,508,657 common shares with a par value of $0.00 as of March 31, 2018 and December 31, 2017.

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

NOTE 7 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the three months ended March 31, 2018 and the year ended December 31, 2017, the company’s revenue was generated in the form of royalty income from a single license agreement. The company has operated in a single business segment, licensing their product to customers in the United States.

NOTE 8 – WARRANTS

In the year ended December 31, 2015, the Company offered 790,000 shares of common stock at $0.10 per share (shares issued in August-September 2016), which included 790,000 warrants (1-for-1) exercisable at $0.50 per share of common stock and carrying a term of 2 years. All 790,000 warrants have now expired unexercised. A summary of warrant activity is as follows:

	March 31, 2018		December 31, 2017
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	6,458,657	N/A	6,458,657	N/A
Warrants Issued	0	N/A	0	N/A
Warrants Exercised	0	N/A	0	N/A
Warrants Expired	0	N/A	790,000	$0.50
Outstanding, end of period	6,508,657	N/A	6,458,657	N/A

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of March 31, 2018, we had an accumulated deficit totaling $(465,854). This raises substantial doubts about our ability to continue as a going concern.

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

We had no operations prior to 2005. Though we had income in the three months ended March 31, 2018, our operating expenses were more than our net income during those periods. We have minimal cash, several intangible assets which consist of our patent, trademarks, business plan, relationships, and contacts, and some tangible assets of inventory, equipment, and machinery. We are lacking liquidity and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Results of Operations

For the Three Months Ended March 31, 2018

During the three months ended March 31, 2018, we recognized total revenues of $23,713 compared to $12,754 for the three months ended March 31, 2017. The increase of $10,959 was a result of an increase in sales of Pocket Shots. During the three months ended March 31, 2018, we recognized a gross margin of $16,276 compared to $8,806 during the three months ended March 31, 2017. The increase of $7,470 was due to an increase in sales, as the overall cost of sales also rises with more units sold. During the three months ended March 31, 2018, we recognized a net loss of $18,747 compared to a net loss of $6,319 during the three months ended March 31, 2017. The net loss increasing by $12,428 was mainly a result of increased operating expenses of $19,898, including increased general and administrative expenses, for the quarter ended March 31, 2018.

The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the quarter ended March 31, 2018 the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the three months ended March 31, 2018.

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

Investing Activities

The Company had no investing activities for the three months ended March 31, 2018.

Liquidity and Capital Resources

For the Three Months Ended March 31, 2018

At March 31, 2018, we have total current assets of $108,180 consisting of $25,818 in cash and cash equivalents, accounts receivables of $21,864 and inventory of $60,498. Current liabilities at March 31, 2018 were $30,672 and consisted of accounts payable of $22,835 and of a royalty payable to Mr. Bachmann for $1,479. At March 31, 2018, we had working capital of $77,508. During the three months ended March 31, 2018, we used $25,818 in cash for our operating activities. The net loss of $18,747 for the period was partially offset by $6,559 in inventory, $9,641 in accounts payable, and $7,151 in depreciation, however, the $6,911 for accounts receivable and $13,198 due to related party contribute to the overall net cash used by the Company of $14,919 for the quarter. There were no financing activities for the nine months ended March 31, 2018.

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt.

As at March 31, 2018, our cash balance was $25,818 as compared to $35,737 at December 31, 2017. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do anticipate generating sufficient amounts of revenues to meet our working capital requirements but would like to seek alternative funding sources in order to generate growth. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of March 31, 2018 and December 31, 2017, we had retained deficit of $465,854 and $447,108 respectively and we will require additional working capital to fund operations through 2018 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

Based on our financial history since inception, in their report on the financial statements for the period ended December 31, 2017, our independent registered public accounting firm no longer expressed substantial doubt as to our ability to continue as a going concern. However, there is no assurance that any revenue will be realized in the future.

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

Need for Additional Financing

We do not currently have capital sufficient to meet our growth plans. We have made equity and debt offerings in order to support our growth plans, to date, and may do so in the future.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there may be deficiencies in these controls and procedures, however, management has not identified any material weaknesses related to the Company’s internal control over financial reporting for the quarter ended March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2018, the Board of Directors authorized the issuance of 50,000 shares to an unrelated individual in exchange for business consulting services. This unregistered sale of equity securities was undertaken pursuant to the exemptions from registration afforded under Section 4(a)(2) of the Securities Act of 1933.

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

THE POCKET SHOT COMPANY

(Registrant)

Dated: May 21, 2018	By:	/s/ Jarrold Bachmann
Jarrold Bachmann
(Chief Executive Officer, Principal Executive
Officer, Acting Chief Financial Officer
and Principal Accounting Officer)

