Form 10-Q
period 2018-06-30
Pocket Shot Co
filed 2018-08-20
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 17, 2018, there were 6,508,657 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE POCKET SHOT COMPANY

Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017

ASSETS

Current assets
Cash	$39,101	$35,737
Accounts receivable	8,306	14,953
Inventory	60,468	67,056

Total current assets	107,875	117,746

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(266,724)	(253,307)
	38,441	51,858

	$146,316	$169,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$15,973	$13,194
Royalty payable	2,259	893
Due to related parties	6,358	19,556
Total current liabilities	24,590	33,643

Stockholders’ equity
Common stock, no par value, 6,508,657 and 6,458,657 shares issued and outstanding at June 30, 2018 and December 31,2017, respectively	-	-
Additional paid-in capital	588,069	583,069
Retained deficit	(466,343)	(447,108)
	121,726	135,961

	$146,316	$169,604

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Income Statements (Unaudited)

For The Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Royalty income	$30,593	$24,687	$54,306	$37,441
	-	-
Costs of sales	13,421	8,546	20,858	12,494
	-	-
Gross margin	17,172	16,141	33,448	24,947
	-	-
Operating expenses	-	-
Advertising and promotion	350	319	553	319
General and administrative expenses	9,969	31,975	35,600	38,001
Sales incentives	-	-	-	-
Travel and entertainment	1,076	2,369	3,114	4,262
Depreciation expense	6,266	7,169	13,417	14,375
Total costs and expenses	17,661	41,832	52,684	56,957
	-	-
Net income (loss)	$(489)	$(25,691)	$(19,236)	$(32,010)

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2016 and 2017 and SIX MONTHS ENDED June 30, 2018

			Additional		Total
	Common Stock		Paid-In	Stockholders’	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	6,458,657	-	$583,069	$(367,721)	$215,348
Net loss for year ended December 31, 2017				(79,387)	(79,387)
Balance, December 31, 2017	6,458,657	-	$583,069	$(447,108)	$135,961
Shares issued for services	50,000	-	5,000	-	5,000
Net loss for six months ended June 30, 2018				(19,236)	(19,236)
Balance, June 30, 2018	6,508,657	-	$588,069	$(466,343)	$121,726

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Statements of Cash Flows (Unaudited)

For The Six Months Ended June 30, 2018 and 2017

	For the Six Months Ended
	June 30,
	2018	2017
Cash flows provided by operating activities:
Net loss	$(19,236)	$(32,010)
Changes in Operating Assets and Liabilities
Accounts Receivable	6,648	(4,113)
Inventory	6,588	4,633
Accounts payable	2,779	4,044
Royalty payable	1,366	1,071
Depreciation	13,417	14,375
Issuance of Capital Stock for services	5,000
Due to related party	(13,198)	-
Net cash provided (used) by operating activities	$3,364	$(11,999)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash used by investing activities	-	-

Cash flows from financing activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	$3,364	$(11,999)

Cash, beginning of period	35,737	51,965

Cash end of period	$39,101	$39,966

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

Notes to Combined Financial Statements

June 30, 2018 and December 31, 2017

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements at December 31, 2016 and December 31, 2017 as presented in the Company’s Registration Statement on Form S-1 and subsequent annual reports on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share-based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of six months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company cash equivalents totaled $39,101and $35,737 respectively.

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

A summary of machinery and equipment as of June 30, 2018 and December 31, 2017, is as follows:

	2018	2017

Machinery and equipment	$305,165	$305,165
Less accumulated depreciation	(266,724)	(253,307)
	$38,441	$51,858

Depreciation expense for the six months ended June 30, 2018 and 2017 was $13,417 and $14,375, respectively.

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

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company’s policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company records sales of finished products once the customer places the order and the product is shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Provisions for discounts, returns, allowances, customer rebates and other adjustments are minimal and are recorded as a reduction of revenue

Fair Value of Financial Instruments

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

The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2018 and December 31, 2017, due to the short-term nature of these instruments.

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

NOTE 3 – RELATED PARTY TRANSACTION

Consulting services are provided by shareholders. For the six months ended June 30, 2018 and 2017, no fees were paid.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the six months ended June 30, 2018 and 2017 were $1,967 and $2,376 respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The company has authorized and issued 6,508,657 and 6,458,657 common shares with a par value of $0.00 as of June 30, 2018 and December 31, 2017, respectively.

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

NOTE 7 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the six months ended June 30, 2018 and the year ended December 31, 2017, the company’s revenue was generated in the form of royalty income from a single license agreement. The company has operated in a single business segment, licensing their product to customers in the United States.

NOTE 8 – WARRANTS

In the year ended December 31, 2015, the Company offered 790,000 shares of common stock at $0.10 per share (shares issued in August-September 2016), which included 790,000 warrants (1-for-1) exercisable at $0.50 per share of common stock and carrying a term of 2 years. All 790,000 warrants have now expired unexercised. A summary of warrant activity is as follows:

	June 30, 2018		December 31, 2017
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	6,508,657	N/A	6,458,657	N/A
Warrants Issued	0	N/A	0	N/A
Warrants Exercised	0	N/A	0	N/A
Warrants Expired	0	N/A	790,000	$0.50
Outstanding, end of period	6,508,657	N/A	6,458,657	N/A

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

As reflected in the accompanying financial statements, as of June 30, 2018, we had an accumulated deficit totaling $(466,343). This raises substantial doubts about our ability to continue as a going concern.

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

We had no operations prior to 2005. Though we had income in the six months ended June 30, 2018, our operating expenses were more than our net income during those periods. We have minimal cash, several intangible assets which consist of our patent, trademarks, business plan, relationships, and contacts, and some tangible assets of inventory, equipment, and machinery. We are lacking liquidity and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Results of Operations

For the Three Months Ended June 30, 2018

During the three months ended June 30, 2018, we recognized total revenues of $30,593 compared to $24,687 for the three months ended June 30, 2017. The increase of $5,906 was a result of an increase in sales of Pocket Shots. During the three months ended June 30, 2018, we recognized a gross margin of $17,172 compared to $16,141 during the three months ended June 30, 2017. The increase of $1,031 was due to an increase in sales, as the overall cost of sales also rose by $4,875 because more units were sold. During the three months ended June 30, 2018, we recognized a net loss of $489 compared to a net loss of $25,691 during the three months ended June 30, 2017. The net loss decreasing by $25,202 was mainly a result of decreased operating expenses of $24,171, including decreased general and administrative expenses by $22,006 for the quarter ended June 30, 2018 compared to that period in the year prior.

For the Six Months Ended June 30, 2018

For the six months ended June 30, 2018, we had $54,306 in revenues compared to $37,441 for the same period one year earlier, an increase of $16,865. For the six months ended June 30, 2018, our total operating expenses were $52,684 as compared to $56,957 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we recognized a net loss of $19,236 compared to a net loss of $32,010 during the six months ended June 30, 2017. For the six months ended June 30, 2018, we incurred expenses of $35,600 for general and administrative expenses compared to $38,001 for the same period in 2017. For the six months ended June 30, 2018, we incurred $3,114 for travel expenses compared to $4,262 for the same period in 2017. The net effect of these changes, was a decrease in operating expenses of $4,273.

The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the quarter ended June 30, 2018 the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the three months ended June 30, 2018.

We intend to seek additional funding through public or private financings to fund our operations through fiscal 2018 and beyond. However, if we are unable to raise additional capital when required or on acceptable terms, or achieve cash flow positive operations, we may have to significantly delay product development and scale back operations both of which may affect our ability to continue as a going concern.

Investing Activities

The Company had no investing activities for the three months ended June 30, 2018.

Liquidity and Capital Resources

For the Six Months Ended June 30, 2018

At June 30, 2018, we have total current assets of $107,875 consisting of $39,101 in cash and cash equivalents, accounts receivables of $8,306 and inventory of $60,468. Current liabilities at June 30, 2018 were $24,590 and consisted of accounts payable of $15,973 and of a royalty payable to Mr. Bachmann for $2,259. At June 30, 2018, we had working capital of $83,285. During the three months ended June 30, 2018, $3,364 was provided in cash by our operating activities. The net loss of $19,236 for the period was partially offset in cash flow by $6,588 in inventory, $6,648 in accounts receivable, and $13,417 in depreciation, however $13,198 due to related party reduced to the overall net cash provided to the Company to $3,364 for the six months ended June 30, 2018. There were no financing activities for the six months ended June 30, 2018.

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt.

As at June 30, 2018, our cash balance was $39,101 as compared to $39,966 at December 31, 2017. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do anticipate generating sufficient amounts of revenues to meet our working capital requirements but would like to seek alternative funding sources in order to generate growth. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of June 30, 2018 and December 31, 2017, we had retained deficit of $466,343 and $447,108 respectively and we will require additional working capital to fund operations through 2018 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Management has carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Due to the lack of personnel and outside directors, management acknowledges that there may be deficiencies in these controls and procedures, however, management has not identified any material weaknesses related to the Company’s internal control over financial reporting for the quarter ended June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

THE POCKET SHOT COMPANY

(Registrant)

Dated: August 20, 2018	By:	/s/ Jarrold Bachmann
Jarrold Bachmann
(Chief Executive Officer, Principal Executive
Officer, Acting Chief Financial Officer
and Principal Accounting Officer)

