Form 10-Q
period 2018-09-30
Pocket Shot Co
filed 2018-11-14
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 12, 2018, there were 6,508,657 shares of the registrant’s common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

THE POCKET SHOT COMPANY

Condensed Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS

Current assets
Cash	$29,994	$35,737
Accounts receivable	12,712	14,953
Inventory	66,310	67,056

Total current assets	109,016	117,746

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(271,391)	(253,307)
	33,774	51,858

	$142,790	$169,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$14,761	$13,194
Royalty payable	4,659	893
Due to related party	11,358	19,556
Total current liabilities	30,778	33,643

Stockholders’ equity
Common stock, no par value, 6,508,657 and 6,458,657 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital	588,069	583,069
Retained deficit	(476,057)	(447,108)
	112,012	135,961

	$142,790	$169,604

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Income Statements

For The Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Royalty income	$20,934	$24,673	$75,240	$62,114

Costs of sales	8,604	8,418	29,464	20,912

Gross margin	12,330	16,255	45,776	41,202

Operating expenses
Advertising and promotion	-	-	396	319
General and administrative expenses	21,017	31,477	51,844	69,483
Sales incentives	-	-	-	-
Travel and entertainment	1,118	755	4,402	5,012
Depreciation expense	4,667	7,169	18,084	21,543
Total costs and expenses	26,802	39,401	74,726	96,357

Net income (loss)	$(14,472)	$(23,146)	$(28,950)	$(55,155)

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED December 31, 2017 and 2016 and NINE MONTHS ENDED September 30, 2018

	Common Stock		Additional Paid-In	Stockholders’	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	6,458,657	-	$583,069	$(367,721)	$215,348
Net loss for year ended December 31, 2017				(79,387)	(79,387)
Balance, December 31, 2017	6,458,657	-	$583,069	$(447,108)	$135,961
Shares issued for services	50,000		5,000	-	5,000
Net loss for nine months ended September 30, 2018				(28,950)	(28,950)
Balance, September 30, 2018	6,508,657	-	$588,069	$(476,057)	$112,012

See accompanying notes to the condensed unaudited financial statements.

THE POCKET SHOT COMPANY

Statements of Cash Flows

For The Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows provided by operating activities:
Net loss	$(28,950)	$(55,155)
Changes in Operating Assets and Liabilities
Accounts Receivable	2,241	(3,091)
Inventory	747	11,239
Accounts payable	1,567	13,194
Royalty payable	3,766	1,801
Depreciation	18,084	21,543
Issuance of Capital Stock for services	5,000
Due to related party	(8,198)
Net cash provided (used) by operating activities	$(5,743)	$(10,469)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash used by investing activities	-	-

Cash flows from financing activities
		-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	$(5,743)	$(10,469)

Cash, beginning of period	35,737	51,965

Cash end of period	$29,994	$41,496

See accompanying notes to the condensed unaudited financial statements.

The Pocket Shot Company

Notes to Financial Statements

September 30, 2018 and December 31, 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of six months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company cash equivalents totaled $29,994 and $35,737 respectively.

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

A summary of machinery and equipment as of September 30, 2018 and December 31, 2017, is as follows:

	2018	2017

Machinery and equipment	$305,165	$305,165
Less accumulated depreciation	(271,391)	(253,307)
	$33,774	$51,858

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $18,084 and $21,543, respectively.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2018 and December 31, 2017, due to the short-term nature of these instruments.

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

NOTE 3 – RELATED PARTY TRANSACTION

Consulting services are provided by shareholders. For the nine months ended September 30, 2018 and 2017, no fees were paid.

The board of directors has approved and granted Jarrold R. Bachmann an officer and shareholder, a $1.20 per case royalty on sales of Pocket Shot effective January 1, 2006. Royalty expense for the nine months ended September 30, 2018 and 2017 were $4,722 and $1,801, respectively.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The company has authorized and issued 6,508,657 and 6,458,657 common shares with a par value of $0.00 as of September 30, 2018 and December 31, 2017, respectively.

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

In September, 2016, the company issued 790,000 common shares with a par value of $0.00 in exchange for $79,000.

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

NOTE 7 – CONCENTRATION OF SALES AND SEGMENTED DISCLOSURE

For the nine months ended September 30, 2018 and the year ended December 31, 2017, the company’s revenue was generated in the form of royalty income from a single license agreement. The company has operated in a single business segment, licensing their product to customers in the United States.

NOTE 8 – WARRANTS

In the year ended December 31, 2015, the Company offered 790,000 shares of common stock at $0.10 per share (shares issued in August-September 2016), which included 790,000 warrants (1-for-1) exercisable at $0.50 per share of common stock and carrying a term of 2 years. All 790,000 warrants have now expired unexercised. A summary of warrant activity is as follows:

	September 30, 2018		December 31, 2017
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	6,458,657	N/A	6,458,657	N/A
Warrants Issued	0	N/A	0	N/A
Warrants Exercised	0	N/A	0	N/A
Warrants Expired	0	N/A	790,000	$0.50
Outstanding, end of period	6,508,657	N/A	6,458,657	N/A

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of September 30, 2018, we had an accumulated deficit totaling $(476,057). This raises substantial doubts about our ability to continue as a going concern.

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

We had no operations prior to 2005. Though we had income in the nine months ended September 30, 2018, our operating expenses were more than our net income during those periods. We have minimal cash, several intangible assets which consist of our patent, trademarks, business plan, relationships, and contacts, and some tangible assets of inventory, equipment, and machinery. We are lacking liquidity and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Results of Operations

For the Three Months Ended September 30, 2018

During the three months ended September 30, 2018, we recognized total revenues of $20,934 compared to $24,673 for the three months ended September 30, 2017. The decrease of $3,739 was a result of a decrease in sales of Pocket Shots. During the three months ended September 30, 2018, we recognized a gross margin of $12,330 compared to $16,255 during the three months ended September 30, 2017. The decrease of $3,925 was due to a decrease in sales. During the three months ended September 30, 2018, we recognized a net loss of $14,472 compared to a net loss of $23,146 during the three months ended September 30, 2017. The net loss reducing by $8,674 was mainly a result of a $12,599 decrease in operating expenses, including decreased general and administrative expenses, for the quarter ended September 30, 2018.

For the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2018, we had $75,240 in revenues compared to $62,114 for the same period one year earlier. For the nine months ended September 30, 2018, our total operating expenses were $74,726 as compared to $96,357 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 we incurred general and administrative expenses of $51,844 compared to $69,483 for the corresponding period in 2017. This decreased expense and a decrease in depreciation expenses by $3,459 contributed to the lower total costs and expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we incurred $4,402 for travel expenses compared to $5,012 for the same period in 2017. The net effect of these changes was a decrease in operating expenses of $21,631, leading to a net loss reduction of $26,205 for the nine months ended September 30, 2018 (net loss of $28,950) over the same period in 2017 (net loss of $55,155).

The ability of the Company to continue as a going concern is dependent on the Company obtaining the adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Financing Activities

During the quarter ended September 30, 2018 the Company received $0 from subscription agreements or private placement offerings. During the nine months ended September 30, 2018 the Company received $0 from subscription agreements or private placement offerings. The Company also received shareholder contributions in the amount of $0 in the nine months ended September 30, 2018. In the three months ended March 31, 2018, the Company issued 50,000 shares to an unrelated individual in exchange for business consulting services. This unregistered sale of equity securities was undertaken pursuant to the exemptions from registration afforded under Section 4(a)(2) of the Securities Act of 1933.

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

Investing Activities

The Company had no investing activities for the three months ended September 30, 2018.

Liquidity and Capital Resources

For the Nine Months Ended September 30, 2018

At September 30, 2018, we have total current assets of $109,016 consisting of $29,994 in cash and cash equivalents, accounts receivables of $12,712 and inventory of $66,310. Current liabilities at September 30, 2018 were $30,778 and consisted of accounts payable of $14,761 and of a royalty payable to Mr. Bachmann for $4,659. At September 30, 2018, we had working capital of $78,238. During the nine months ended September 30, 2018, $5,743 was the net cash used for our operating activities, compared to $10,469 for the same period in 2017. There were no financing activities providing cash flow for the nine months ended September 30,2017.

We do not currently have any consulting agreements.

We do not currently have any outstanding debts, including promissory notes or other bank debt.

As at September 30, 2018, our cash balance was $29,994 as compared to $35,737 at December 31, 2017. Our plan for satisfying our cash requirements for the next twelve months is through the sale of shares of our common stock, third party financing, and/or traditional bank financing. We do not anticipate generating sufficient amounts of revenues to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities.

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

Going Concern

We have only a very limited amount of cash and have incurred operating losses and limited cash flows from operations since inception. As of September 30, 2018 and December 31, 2017, we had retained deficit of $271,391 and $253,307 respectively and we will require additional working capital to fund operations through 2018 and beyond. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements included in this Form 10-Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. The audited financial statements included in the Company’s recent annual report on Form 10-K have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2018, the Board of Directors authorized the issuance of 50,000 shares to an unrelated individual in exchange for business consulting services. This unregistered sale of equity securities was undertaken pursuant to the exemptions from registration afforded under Section 4(a)(2) of the Securities Act of 1933. In the three months ended September 30, 2018 there have been no further sales of equity securities.

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

THE POCKET SHOT COMPANY

(Registrant)

Dated: November 14, 2018	By:	/s/ Jarrold Bachmann
Jarrold Bachmann
(Chief Executive Officer, Principal Executive
Officer, Acting Chief Financial Officer
and Principal Accounting Officer)

