Form 10-K
period 2018-12-31
Pure Harvest Cannabis Group, Inc.
filed 2019-04-30
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2018

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: None

PURE HARVEST CANNABIS GROUP, INC.

(Exact name of registrant as specified in its charter)

COLORADO	36-4752858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

929 Colorado Ave.

Santa Monica, CA 90401

(Address of principal executive offices, including Zip Code)

(800) 560-5148

(Registrant’s telephone number, including area code)

1624 N. Washington Street

Denver, CO 80203

(Former name or former address if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $1,750,000

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 15,761,665 shares of common stock as of April 15, 2019.

PART I

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “projects,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

ITEM 1.	BUSINESS

On December 31, 2018 Pure Harvest Cannabis Producers, Inc. (“PHC”) was acquired by the Company. At the time of the acquisition, the Company had 6,808,657 outstanding shares of common stock. The Company issued 8,953,008 shares of its common stock, as well as warrants to purchase an additional 8,953,008 shares of the Company’s common stock to the shareholders of PHC in exchange for all of the outstanding shares of PHC. The warrants issued to the former shareholders of PHC allow the holder to acquire one share of the Company’s common stock at a price of $8.00 per share at any time on or before December 31, 2021. PHC is now a wholly owned subsidiary of the Company.

On February 5, 2019 the Company changed its name to Pure Harvest Cannabis Group, Inc. On March 15, 2019 shareholders owning a majority of the Company’s outstanding shares approved a two-for-one forward split of the Company’s common stock. The name change and forward stock split will become effective in the public market on a date determined by FINRA.

As a result of the acquisition of PHC the Company’s new business plan includes the acquisition of licensed medical and recreational marijuana dispensaries, cultivation facilities and production facilities in states which allow publicly traded companies to own and operate dispensaries, cultivation facilities and production facilities. Depending on the markets entered and state regulation, the Company’s plan may also include: asset purchases, management/consulting operating agreements, or similar allowable agreements. The Company plans to use a combination of cash, shares of common or preferred stock, notes, or other financing vehicles to complete these acquisitions.

As an alternative to a standard acquisition, the Company may use joint ventures and/or licensing arrangements to provide the Company with the same economic benefits as would be obtained from an outright acquisition.

The Company is dedicated to the research and development of the highest quality products to support patient health and well-being. The Company intends to develop into a large vertically integrated producer and distributor of cannabis initially targeting states with attractive markets that have legalized cannabis for both medicinal and adult-use. The Company will also enter markets that are in various stages of legalization with branded hemp derived CBD and terpene infused product lines. In addition to products tailored to marijuana retail dispensaries, the Company’s line will incorporate infused product options including beverages, edibles, topicals, concentrates, and distillates.

The Company is evaluating longer term supply chain opportunities of high quality lower cost cannabinoid oils and derivatives and has determined that the nation of Colombia is a market that can over time both supply raw ingredients for the Company’s domestic and international Pure Harvest branded product requirements, and become a low cost exporter globally to other countries seeking to purchase cannabis oil wholesale for their local market needs. (See LOI terms below).

The Company’s goals include establishing the Company as an iconic consumer product brand that can be sold across multiple markets that have legalized cannabis and hemp-derived products either partially or fully. The Company’s products will include the highest quality natural ingredients to become synonymous with products consumers trust and rely on for active and healthy lifestyles.

The Company plans to:

●	acquire up to 300,000 SF of cannabis cultivation and production facilities;

●	develop a plant science and research hub;

●	acquire up to 30 dispensaries with potential for delivery and consumption lounges;

●	develop a multi-state branding strategy to achieve national and global exposure and recognition.

For the most part, the Company will look to acquire established marijuana dispensaries or cultivation facilities (“target companies”) with annual revenues ranging between $4,000,000 and $20,000,000.

The Company anticipates that the marijuana dispensaries and cultivation facilities it will target will cost between $4,000,000 and $20,000,000 or approximately 1.0x annual revenues.

The acquisition of a target company will be approved by the board of directors. The Company will not call a meeting of shareholders to approve the acquisition of a target company. Shareholders will not be entitled to dissenters’ rights in connection with the acquisition of a target company.

The Company may acquire companies that may be financially unstable or in their early stages of development or growth, which would subject the Company to the numerous risks inherent in such companies.

The Company is not prohibited from pursuing a business combination with a target that is affiliated with its officers or directors, or making the acquisition through a joint venture or other form of shared ownership with its officers or directors. In the event the Company plans to complete a business combination with a target that is affiliated with our executive officers or directors, the Company will not be required, to obtain an opinion from an independent firm that the business combination is fair to the Company from a financial point of view.

In evaluating a prospective target business, the Company expects to conduct an extensive due diligence review which will encompass, among other things, meetings with management and employees of the target business, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete a business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in the Company’s incurring losses and will reduce the funds the Company can use to complete another business combination.

On January 11, 2019 we signed a Non-Binding Letter of Intent with a corporation (the “Colombian Corp.”) formed under the laws of the Republic of Colombia to establish a Joint Venture in Colombia, South American. The Joint Venture, in which we will hold a 50% interest, will be formed for the purpose growing, harvesting, extracting, exporting, and selling cannabis. In return for our 50% interest in the Joint Venture, we will be responsible for providing up to $2,500,000 in funding for the Joint Venture’s initial operations. The Colombian Corp. will contribute 200 hectares of land to the Joint Venture, which will be used to grow cannabis which will be used to produce oils for export.

It is estimated that additional funding up to approximately $20,000,000 will be needed for the construction of greenhouses, providing infrastructure, water and electricity, and the construction of a processing facility.

On January 15, 2019 we signed a Non-Binding Letter of Intent with an unrelated third party to acquire the assets of a licensed marijuana dispensary located west of Denver, Colorado. The acquisition is subject to the approval by the Marijuana Enforcement Division of the Colorado Department of Revenue. The Letter of Intent provides that we will pay $280,000 in cash, assume certain liabilities plus 1,250,000 restricted shares of our pre-split common stock for the assets that are purchased.

On January 26, 2019 we signed a Non-Binding Letter of Intent with an unrelated third party to acquire the assets of a licensed marijuana cultivation facility located in Denver, Colorado. The acquisition is subject to the approval by the Marijuana Enforcement Division of the Colorado Department of Revenue. The Letter of Intent provides that we will pay $400,000 in cash, assume certain liabilities, and issue 1,000,000 restricted shares of our pre-split common stock for the assets that are purchased.

On February 17, 2019 we signed a Non-Binding Letter of Intent with unrelated third parties to acquire a 51% interest in a California corporation which plans to develop a CBD oil infused yerba mate beverage. The Letter of Intent provides that we will pay $400,000 in cash and issue 500,000 restricted shares of our pre-split common stock for a 51% interest in the California corporation. If the acquisition is completed, we have the option to acquire an additional 30% interest in the California corporation for $1,500,000. As of April 15, 2019, the California corporation was in the start-up stage and had not generated any revenue.

The non-binding Letters of Intent which we have signed do not prevent the other parties from entering into Letters of Intents or binding agreements with third parties.

The acquisition of marijuana dispensaries in Colorado, or other jurisdictions, is subject to the approval of government authorities which license and regulate marijuana dispensaries in their applicable jurisdictions. No assurance can be given that any such approvals can be obtained.

As of April 15, 2019, we had not acquired any dispensaries, cultivation facilities or any other entities and did not have any definitive agreements relating to any acquisition. Accordingly, there is no current basis for investors in this offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our business combination. Although our management will assess the risks inherent in a particular target business which we may acquire, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Market Conditions

Legal marijuana sales in North America reached $9.2 billion in 2017, according to ArcView Market Research/BDS Analytics. The research firm projects sales to increase to $24.5 billion by 2021.

Adult-Use marijuana is now legal in 10 states and the District of Colombia, and medical marijuana is legal in 33 states and the District of Columbia.

While the industry is growing rapidly, the cannabis industry faces three major obstacles that challenge its growth and profitability. First, the cultivation of cannabis is a very capital-intensive enterprise. Many cannabis entrepreneurs do not have access to the capital required to build the infrastructure required to meet growing demand and sales projections. Traditional sources of financing, such as banks, are not available currently to cannabis producers and retailers. Second, there is shortage of knowledge related to virtually all areas of the cannabis business. When new states are added to the list of regulated cannabis markets, there may be a scarcity of experience and expertise to serve the needs of growers and retailers in these states. Third, as explained below, marijuana is illegal under federal law.

Government Regulation

Cannabis is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. However, the Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of April 15, 2019, 33 states and the District of Colombia allowed their citizens to use Medical Marijuana. Additionally, 10 states, the District of Colombia and the country of Canada have legalized cannabis for recreational use by adults. However, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.

The previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. In this regard, the prior DOJ Deputy Attorney General of the Obama administration issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA.

The Cole Memo noted that the Department of Justice is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to Department of Justice attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following in preventing:

●	the distribution of cannabis to minors;

●	revenue from the sale of cannabis from going to criminal enterprises, gangs and cartels;

●	the diversion of cannabis from states where it is legal under state law in some form to other states;

●	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

●	violence and the use of firearms in the cultivation and distribution of cannabis;

●	drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

●	the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

●	cannabis possession or use on federal property.

On January 4, 2018, the U.S. Attorney General Jeff Sessions issued the Sessions Memo stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement.

However, on March 23, 2018 President Trump signed a $1.3 trillion budget bill that includes a provision that prevents the Justice Department, including the Drug Enforcement Administration, from using funds to arrest or prosecute patients, caregivers, and businesses that are acting in compliance with state medical marijuana laws. This provision, known as the Rohrabacher-Blumenauer Amendment, prohibits the Justice Department from using federal funds to interfere with state medical marijuana programs.

During the confirmation hearings of new Attorney General William Barr, he made comments that he wouldn’t prosecute marijuana businesses operating within state law. Additionally, in April of 2019 Mr. Barr stated that he would prefer that Congress enact legislation allowing states to legalize marijuana instead of continuing the current approach under which a growing number of states have ended cannabis prohibition in conflict with federal law. The above notwithstanding, there can be no assurance that the Federal government will not seek to uphold federal law and supersede state law to prosecute cannabis companies.

General

Our principal executive offices are located at 929 Colorado Ave., Santa Monica, CA 90401. Our main telephone number is (800) 560-5148.  Our website is www.pureharvestcannabis.com. As of April 15, 2019 we had 2 full time employees.

ITEM 1A.	RISK FACTORS

Certain risks, including those described below, which could adversely affect the value of the Company’s common stock. The Company does not make, nor has it authorized any other person to make, any representation about the future market value of its common stock. In addition to the other information contained in this report, the following factors should be considered carefully in evaluating an investment in the Company’s securities.

The Company has a limited operating history with respect to its new business and may never be profitable.

Since the Company only recently began its new business, it is difficult for potential investors to evaluate the Company’s future prospectus. The Company will need to raise enough capital to be able to fund its operations. There can be no assurance that the Company will be profitable.

Any forecasts the Company makes concerning its operations may prove to be inaccurate. The Company’s prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges, and uncertainties, an investment in the Company’s common stock could be completely lost.

The Company needs capital to implement its business plan.

The Company needs capital in order to operate. The Company does not know what the terms of any future capital raising may be but any future sale of the Company’s equity securities will dilute the ownership of existing stockholders. The failure of the Company to obtain the capital which it requires may result in the slower implementation of the Company’s business plan.

Operations in foreign countries may be adversely affected by political or regulatory developments.

We recently signed a Letter of Intent which contemplates the establishment of a joint venture in Colombia, South America. Although, we were are not planning to operate in any other foreign country, we may elect in the future to conduct business in foreign countries.

In conducting business in foreign countries we will be subject to laws and sanctions imposed by foreign jurisdictions that may prohibit us from doing business in certain countries, or restricting the kind of business that may be conducted.

Some foreign countries in which we may do business lack well-developed legal systems, or have not yet adopted, or may be unable to maintain, clear regulatory frameworks. Lack of legal certainty may expose our operations to increased risk of adverse or unpredictable actions by government officials and also makes it more difficult for us to enforce our contracts.

Even in foreign countries with well-developed legal systems, we may be exposed to changes in laws (including changes that result from international treaties and accords) that could adversely affect us, such as:

●	increases in taxes or duties;

●	price controls;

●	changes in regulations or other laws that may increase our cost of compliance or reduce or delay available business opportunities; and

●	government actions to cancel contracts, re-denominate the official currency, renounce or default on obligations, renegotiate terms unilaterally, or expropriate assets.

Legal remedies available to compensate for expropriation or other takings of assets may be inadequate. We also may be adversely affected by the outcome of litigation in which large and unpredictable damages may be awarded, or by government enforcement proceedings alleging non-compliance with applicable laws or regulations.

The operation of facilities or projects in foreign countries may be disrupted by civil unrest, acts of sabotage or terrorism, cybersecurity attacks, and other local security concerns.

With respect to potentially doing business in Colombia, it should be noted that Colombia has suffered from an internal conflict for more than 50 years. This arose when left-wing groups took to armed struggle in the mid-1960s. Today, the ideological conflicts have been largely overtaken by a struggle for controlling the drug-trafficking business.

Corruption is a major obstacle to doing business in Colombia. The perception of corruption throughout the last years has remained unchanged: Colombia’s Corruption Perception Index in 2017 was 37 out of 100, placing Colombia 96th over 180 countries in the world (Transparency International, 2108). EY’s Global Fraud Survey (2016) shows that 80% of companies interviewed agreed that bribery and other corrupt practices happen widely in Colombia. Business report excessive red tape and very high tax burdens.

Colombia ranks 177th out of 190 economies in the ease of enforcing contracts. On average, commercial dispute resolution takes 1,288 days and costs 45.8% of the value involved in the dispute.

Organized criminal activity in Colombia is primarily linked to the drug trade. Criminal groups are also engaged in many of the common activities of organized crime groups in other countries (e.g. racketeering). Their main operation concentrates in rural areas where the drugs are farmed, especially along the Colombian and Ecuadorian border, causing an increase in criminal and kidnapping activities in that particular region.

The Company may not be able to effectively manage its growth which would impair results of operations.

The Company intends to expand the scope of our operations activities significantly. If the Company is successful in executing its business plan, it will experience business growth that could place a significant strain on operations, finances, management, and other resources.

The ability to effectively manage growth may require the Company to substantially expand the capabilities of administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that the Company will be successful in recruiting and retaining new employees or retaining existing employees.

The Company cannot provide assurances that management will be able to manage this growth effectively. The failure to successfully manage growth could materially adversely affect business, financial condition, or results of operations.

A drop in the retail price of medical and adult use marijuana products may negatively impact business.

The Company’s future revenue will depend in part on the price of commercially grown marijuana. Fluctuations in economic and market conditions that impact the prices of commercially grown marijuana, such as increases in the supply of marijuana and the decrease in the price of products using commercially grown marijuana, could result in a decline in revenue.

The Company may not be able to successfully execute on its merger and acquisition strategy.

The Company’s business plan depends on acquiring marijuana dispensaries and cultivation facilities. The success of any acquisition will depend upon, among other things, the ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses, and to retain their customers. Any acquisition may be dilutive to financial results and/or result in impairment charges and write-offs. The Company may also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction.

Although the Company expects to realize strategic, operational and financial benefits as a result of its acquisitions, the Company cannot predict whether and to what extent such benefits will be achieved. There are significant challenges to successfully operating an acquired business.

Any future acquisition could involve other risks, including the assumption of unidentified liabilities for which the Company, as a successor owner, may be responsible. Acquisitions of businesses typically involve a number of risks that present financial and other challenges, including the future discovery of existing but unknown disputes, liabilities, contingencies or changes in the industry, location, or regulatory or political environment in which these businesses operate. Such due diligence may not adequately uncover or predict such hidden problems associated with a target acquisition.

The Company’s proposed business is dependent on laws pertaining to the marijuana industry.

Continued development of the marijuana industry is dependent upon continued legislative authorization of marijuana at the state level. Any number of factors could slow or halt progress in this area. Further, progress for the industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of marijuana, which would negatively impact the Company’s proposed business.

In December 2018 the Agriculture Improvement Act was signed into law. Amongst other things this law removed Hemp from the Controlled Substance Act, which means it will no longer be an illegal substance under the federal law. The FDA issued a statement following the passage of the law clarifying that it remains unlawful under the Food Drug and Cosmetic Act to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as, or in, dietary supplements, regardless of whether the substances are hemp-derived.

As of April 15, 2019, 33 states in the U.S. and the District of Columbia allow its citizens to use medical marijuana. Additionally, 10 states, the District of Columbia and the country of Canada have legalized cannabis for recreational use by adults. However, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Trump administration will not materially change its stated policy regarding the low-priority enforcement of federal laws. Additionally, the Trump administration, and any new administration that follows, could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to the Company and its shareholders.

The marijuana industry faces strong opposition.

It is believed by many that large well-funded businesses may have a strong economic opposition to the marijuana industry. The Company believes that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely impact the existing market for the current “marijuana pill” sold by mainstream pharmaceutical companies. Further, the medical marijuana industry could face a material threat from the pharmaceutical industry, should marijuana displace other drugs or encroach upon the pharmaceutical industry’s products. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry could make in halting or impeding the marijuana industry could have a detrimental impact on the Company’s proposed business.

Marijuana remains illegal under Federal law.

Marijuana is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in the Company’s inability to proceed with its business plan.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect the Company’s proposed operations.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require the Company to incur substantial costs associated with compliance or alter its business plan. In addition, violations of these laws, or allegations of such violations, could disrupt the Company’s business and result in a material adverse effect on its operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to the Company’s proposed business. The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can the Company determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its business.

The Company may have difficulty accessing the service of banks, which may make it difficult to operate.

Since the use of marijuana is illegal under federal law, many banks will not accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept them as customers. The inability to open or maintain bank accounts may make it difficult to operate medical and adult marijuana use businesses. If any of the Company’s bank accounts are closed, the Company may have difficulty processing transactions in the ordinary course of business, including paying suppliers, employees and vendors, which could have a significant negative effect on operations.

Potential competitors could duplicate the Company’s business model.

There is no aspect of the Company’s business which is protected by patents, copyrights, trademarks, or trade names. As a result, potential competitors could duplicate the Company’s business model with little effort.

The Company is dependent on its management and the loss of any of its officers could harm the Company’s business.

The Company’s future success depends largely upon the experience, skill, and contacts of the Company’s officers. The loss of the services of these officers may have a material adverse effect upon the Company’s business.

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity in the market for the Company’s common stock and owners of the Company’s common stock may find it difficult to sell their shares.

Trades of the Company’s common stock, may be subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Owners of the Company’s common stock may have difficulty depositing their shares with a broker or selling shares of our common stock which you acquire in this offering.

Many securities brokers will not accept securities for deposits and will not sell securities which:

●	are considered penny stocks

●	trade in the over-the-counter market, or

●	were issued by companies which are involved in the marijuana industry.

Further, for a securities broker which will, under certain circumstances sell securities which fall under any or all of the three categories listed above, the customer, before the securities broker will accept the shares for deposit, must often complete a questionnaire detailing how the customer acquired the shares, provide the securities broker with an opinion of an attorney concerning the ability of the shares to be sold in the public market, and pay a “legal review” fee which in some cases can exceed $1,000.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTC Pink market under the symbol “PCKK”.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Period	Low	High
December 31, 2017 (1)	$0.05	$0.05

March 31, 2018	$1.03	$0.05
June 30, 2018	$0.55	$0.21
September 30, 2018	$0.45	$0.11
December 31, 2018	$0.95	$0.25
		$10,000

(1)	Effective August 7, 2017, FINRA approved the initiation of quotations of our common stock on the OTC Pink market. The first quotations were entered December 7, 2017 and the first trade occurred on January 18, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 31, 2018 the Company entered into an agreement with Pure Harvest Cannabis Producers, Inc., (“PHC”) whereby the Company acquired all of the outstanding common stock of PHC in exchange for 8,953,008 shares of the Company’s common stock. The transaction was accounted for as a reverse acquisition since: (i) the shareholders of PHC owned the majority of the outstanding common stock of the Company after the share exchange; (ii) a majority of the directors of the Company are also directors of PHC; and (iii) the old officers of the Company were replaced with officers designated by PHC. Effective December 31, 2018, the Company’s stockholders’ equity was retroactively recapitalized as that of PHC. The Company and PHC remain separate legal entities (with the Company as the parent of PHC). The accompanying consolidated financial statements exclude the financial position, results of operations, cash flows and stockholders’ equity of the Company prior to December 31, 2018.

As a result of the acquisition of PHC, the Company’s new business involves the acquisition and operation of licensed marijuana cultivation facilities, manufacturing facilities and dispensaries.

The Company will continue to collect royalties for licensing the Company’s patent and trademarks in connection with the manufacturing and sale of the Pocket Shot branded specialty alcohol beverage pouches.

Results of Operations for the year ended December 31, 2018 as compared to the year ended December 31, 2017

Material changes in the line items in our Statement of Operations for the year ended December 31, 2018 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
General and administrative expenses	D	G&A expenses in 2017 were primarily due to non-reoccurring start up legal and consulting expenses associated with assessing new business opportunities and potential acquisitions that did not continue in 2018.

Capital Resources and Liquidity

Our sources and (uses) of cash for the years ended December 31, 2018 and 2017 are shown below:

	2018	2017

Cash obtained in connection with reverse acquisition	$22,501	–
Loan proceeds	–	$117,000

We do not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way.

We may sell additional shares of common stock and/or other securities to raise capital for our operations. There is no assurance that we will be successful in raising any additional capital.

Off Balance Sheet Arrangements

As of December 31, 2018, we did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the December 31, 2018 financial statements included as part of this report for a description of our critical accounting policies and estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PURE HARVEST CANNABIS GROUP, INC.

(FORMERLY THE POCKET SHOT COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

For the years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Pure Harvest Cannabis Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Harvest Cannabis Group, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2015

Lakewood, CO

April 29, 2019

Consolidated Balance Sheets

Pure Harvest Cannabis Group, Inc.

	December 31, 2018	December 31, 2017

CURRENT ASSETS
Cash	$22,501	1,127
Accounts receivable	22,802
Due from related party	-	11
Inventory	63,940
Total current assets	109,243	1,138

FIXED ASSETS
Machinery & equipment	305,165	-
Accumulated depreciation	(274,615)	-
Total fixed assets	30,550	-

TOTAL ASSETS	$139,793	$1,138

CURRENT LIABILITIES
Accounts payable	$104,330	89,258
Accrued expense	36,000
Royalty payable	194
Due to related parties	19,889
Loans	117,000	117,000
Total current liabilities	277,412	206,258
TOTAL LIABILITIES	277,412	206,258

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $.001 Par Value; 100,000,000 shares authorized; 15,761,665 shares outstanding at December 31, 2018 (8,953,008 shares outstanding at December 31, 2017)	157,617	89,530
Additional paid-in capital	(43,922)	(89,505)
Accumulated deficit	(251,314)	(205,145)
Total stockholders’ equity (deficit)	(137,619)	(205,120)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$139,793	$1,138

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

Pure Harvest Cannabis Group, Inc.

	For the Year Ended
	December 31, 2018	December 31, 2017

REVENUES
Royalty income	$-	$-

Costs of sales	-	-

Gross margin	-	-

OPERATING EXPENSES
Advertising and promotion	-	-
General and administrative expenses	46,169	205,145
Travel and entertainment	-	-
Depreciation expense	-	-
Total Operating Expenses	46,169	205,145

NET LOSS	$(46,169)	$(205,145)

Per share loss per average share - basic and diluted	$(0.01)	$(0.02)
Weighted average shares - basic and diluted	8,953,008	8,953,008

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

Pure Harvest Cannabis Group, Inc.

	For the Year Ended
	December 31, 2018	December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,169)	$(205,145)
Changes in Operating Assets and Liabilities
Accounts Receivable	-	-
Inventory	-	-
Accounts payable	500	89,258
Accrued expenses	36,000
Royalty payable	-
Stock based compensation	-	25
Depreciation	-
Issuance of Capital Stock for services	-
Due (to) from related party	8,542	(11)
Net cash provided (used) by operating activities	$(1,127)	$(115,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	-
Cash obtained in connection with reverse acquisition	22,501	-
Net cash used by investing activities	22,501	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances to related party	-	-
Loan proceeds		117,000
Net cash provided by financing activities	-	117,000

NET CHANGE IN CASH	21,374	1,127

CASH, BEGINNING OF PERIOD	1,127	-

CASH, END OF PERIOD	$22,501	$1,127

Non cash investing and financing activities:
Issuance of common stock in connection with reverse acquisition, less cash received	$91,169	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pure Harvest Cannabis Group, Inc.,

Statement of Changes in Stockholders’ Equity (Deficit)

			Additional
	Shares	Common Stock	Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2016	8,953,008	89,530	(89,505)	$-	25

Net loss	-	-	-	(205,145)	(205,145)

Balance at December 31, 2017	8,953,008	89,530	(89,505)	(205,145)	(205,120)

Effect of reverse acquisition	6,808,657	68,087	45,583	-	113,670
Net loss				(46,169)	(46,169)

Balance at December 31, 2018	15,761,665	$157,617	$(43,922)	$(251,314)	$(137,619)

The accompanying notes are an integral part of these consolidated financial statements.

Pure Harvest Cannabis Group, Inc.

(Formerly The Pocket Shot Company)

Notes to Consolidated Financial Statements

December 31, 2017 and December 31, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was formed as a Colorado corporation in April 2004.

On December 31, 2018 the Company acquired all of the outstanding common stock of Pure Harvest Cannabis Producers, Inc., (“PHCP”) in exchange for 8,953,008 shares of the Company’s common stock. The transaction was accounted for as a reverse acquisition. The accompanying consolidated financial statements are those of PHCP prior to December 31, 2018 and exclude the financial position, results of operations, cash flows and stockholders’ equity of the Pocket Shot Company prior to December 31, 2018. See “Reverse Acquisition” below for additional information.

As a result of the acquisition of PHCG, the Company’s new business involves the acquisitions and operations of licensed marijuana cultivation facilities, manufacturing facilities and dispensaries.

The Company will continue to collect royalties for licensing the Company’s patent and the trademarks in connection with manufacturing and sale of pouches containing alcohol.

The Company’s accounting year end is December 31.

Reverse Acquisition

On December 31, 2018 the Company (“The Pocket Shot Company”) entered into an agreement (the “Agreement”) with PHCP whereby the Company acquired all of the outstanding common stock of PHCP in exchange for 8,953,008 shares of the Company’s common stock. In addition, the shareholders of PHCP were granted warrants to purchase 8,953,008 shares of the Company’s common stock. The warrants have an exercise price of $8.00 per share and a life of three years. The issuance of the warrants did not have an impact on the financial statements and was reflected similar to the shares issued to PHCP as discussed below.

The transaction was accounted for as a reverse acquisition since: (i) the shareholders of PHCP owned the majority of the outstanding common stock of the Company after the share exchange; (ii) a majority of the directors of the Company are also directors of PHCP; and (iii) the old officers of the Company were replaced with officers designated by PHCP. Effective December 31, 2018, the Company’s stockholders’ equity was retroactively recapitalized as that of PHCP, while the stockholders’ equity of the Company was recorded as being acquired in the reverse acquisition. The Company and PHCP remain separate legal entities (with the Company as the parent of PHCP). The accompanying consolidated financial statements are those of PHCP prior to December 31, 2018 and exclude the financial position, results of operations, cash flows and stockholders’ equity of The Pocket Shot Company prior to December 31, 2018.

All references to common stock, share and per share amounts have been retroactively restated to reflect as if the transaction had taken place as of the beginning of the earliest period presented.

The Company’s assets and liabilities pre- reverse acquisition:

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2017:

The summarized consolidated pro forma results are not necessarily indicative of results which would have occurred if the reverse acquisition had been in effect for the periods presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management plans to fund future operations by raising capital and or seeking joint venture opportunities.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, PHCP. All significant consolidated transactions and balances have been eliminated in consolidation. The operations of the Company are included in the consolidated financial statement from the date of the Agreement.

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

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of December 31, 2018 and 2017, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

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

A summary of machinery and equipment as of December 31, 2018 and 2017, is as follows:

	2018	2017

Machinery and equipment	$305,165	$0
Less accumulated depreciation	(274,615)	(0)
	$30,550	$0

Depreciation expense for the year ended December 31, 2018 and the period from Inception to December 31, 2017 was $0 and $0, respectively.

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

Stock-Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model. Share based expense paid through direct stock grants is expensed over the vesting period or upon issuance for awards with no further service requirements. During the year ended December 31, 2018 and the period from Inception to December 31, 2017 the Company recognized stock-based compensation expense of $0 and $25, respectively.

Income Taxes

The Company is subject to taxation in various jurisdictions and may be subject to examination by various authorities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2018 and 2017, due to the short-term nature of these instruments.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2018 and 2017, dilutive instruments consisted of warrants to purchase shares of the Company’s common stock, the effects of which due to the net loss are anti-dilutive.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers” (Topic 606). Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The updated standard will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for the Company beginning January 1, 2018. The Company adopted this ASU during the first quarter in 2018. The adoption of this standard did not have an impact on the Company’s financial statements and related disclosures.

The Company reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2018 and the period from Inception to December 31, 2017, amounts paid to the Chief Executive Officer of the Company were $0 and $15,000 for which has been reflected within general and administrative expenses on the accompanying statement of operations.

Prior to the reverse acquisition, the Company entered into an agreement with Jarrold R. Bachmann, a former officer and a current shareholder, to pay royalties of $1.20 on a per case basis for sales of the Company’s product The Pocket Shot. Amounts due as of December 31, 2018, amounts due under the agreement were insignificant.

NOTE 4 – ROYALTY INCOME

Under the terms of an existing license agreement, for which was entered into prior to the reverse acquisition, the Company receives royalty income in exchange for the license to manufacture, fill and distribute the Company’s product, a plastic pouch containing. The initial term of the agreement was for five years, expiring in 2010, with automatic renews for succeeding terms of two years each unless either party has given a written notice of its election to terminate the agreement at least one hundred, eighty calendar days prior to the end of any initial or extended term.

The Licensee is required to pay the Company a royalty per case as provided in the agreement. All royalties due to the Company accrue upon the sale of the products, regardless of the time of collection by the Licensee. In addition, all of the Company’s revenues, prior to the reverse acquisition, have been historically generated from this contract. The loss of this royalty would have a substantial impact on the Company’s operations. Prior to the reverse acquisition, the Company has operated in a single business segment, licensing its product to customers in the United States.

NOTE 5 – PROMISSORY NOTES

In 2017, the Company entered into three promissory notes with third parties. Total proceeds received were $117,000 for which were used for operations. The promissory notes are unsecured, payable on demand and do not incur interest.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On January 31, 2017, the board of directors approved the issuance of 8,953,008 shares of common stock and a warrant to purchase 8,953,008 shares of common stock with an exercise price of $8.00 per share to a person who was then the Company’s sole shareholder in consideration of services rendered. $25 of expense related to this award was recorded in the statement of operations during the period January 24, 2017 (Inception) through December 31, 2017. The warrants were exchanged for warrants received in connection with the reverse acquisition, see Note 1.

In November 2018, the Company’s common stock was a forward split on a 1 for 89,530.08 basis. Shares issuable upon the exercise of outstanding warrants were increased by the same ratio of the forward split, provided however that the exercise price of the warrants remained unchanged.

See Note 1 for shares issued in connection with the reverse acquisition and Note 8 for changes to the Company’s par value for which has been retroactively reflected.

NOTE 7 - INCOME TAX

The Company recorded no income tax provision or benefit for the years ended December 31, 2018 and 2017, because the Company believes it is more likely than not that these will not be utilized in the near future due to net losses. The Company has generated no taxable income. The income tax provision (benefit) differs from the amount computed by applying the U.S. Federal income tax rate of 21% plus applicable state rates to the loss before income taxes due to the unrecognized benefit resulting from the Company’s valuation allowance, as well as due to nondeductible expenses.

For income tax reporting purposes, as of December 31, 2018, the Company had estimated $296,432, of net operating loss carry forwards that will expire at various dates beginning in 2037. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry forwards and tax credits available to be used in any given year if certain events occur, including significant changes in ownership interests. Realization of net operating loss and tax credit carry forwards is dependent on generating sufficient taxable income prior to their expiration dates. The Company believes they are no longer subject to income tax examinations for years prior to 2014.

As of December 31, 2018 and 2017, the Company had approximately $77,072 and $65,068, respectively, of net deferred tax assets, comprised primarily of the potential future tax benefits from net operating loss carry forwards. Based upon the level of historical taxable income and projections for future taxable income over the period in which the deferred tax assets are deductible, management could not conclude that realization of the deferred tax assets as of December 31, 2018 and 2017 was more likely than not, and therefore, the Company has recorded a full valuation allowance to reduce the net deferred tax assets to zero as of December 31, 2018 and 2017. The amount of deferred tax assets considered realizable could be adjusted in the near term if future taxable income is generated.

In December 2017, a law commonly known as the Tax Cuts and Jobs Act (“TCJA”) was enacted in the United States. Among other things, the TCJA reduces the U.S. corporate income tax rate to 21 percent and implements a new system of taxation for non-U.S. earnings, including by imposing a one-time tax on the deemed repatriation of undistributed earnings of non-U.S. subsidiaries. The Company is currently evaluating the effects of the TCJA, including the one-time deemed repatriation tax and the remeasurement of our deferred tax assets and liabilities.

NOTE 8 – SUBSEQUENT EVENTS

The Company changed its name to Pure Harvest Cannabis Group, Inc. in February 2019

In January 2019, the Company authorized the issuance of 140,000 shares of common stock to Integrity Media, Inc. a Nevada Corporation, for public relations and investor relations services.

On March 15, 2019, shareholders owning a majority of the Company’s outstanding shares approved the following amendments to the Company’s Articles of Incorporation:

The authorized capital stock of the Company will consist of 250,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series as may be determined by the Company’s Board of Directors. The designations, powers, rights, preferences, qualifications, restrictions and limitations of the preferred stock shall be established from time to time by the Company’s Board of Directors; and

The outstanding shares of the Company’s common stock be forward split on a two-for-one basis.

The name change, trading symbol change and forward stock split will become effective in the public market on a date determined by FINRA and thus haven’t been retroactively reflected within these financial statements. However, the addition of a $0.01 par value has been retroactively reflected for all periods presented.

The Company has evaluated subsequent events through the filing date of these financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2018 for the same reasons that our internal control over financial reporting was not effective:

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position

David Lamadrid	47	Chief Executive Officer, President and a Director
Sterling Scott	62	Executive Chairman
Matthew Gregarek	38	Director

David Lamadrid has been an officer and director of the Company since December 31, 2018. Mr. Lamadrid has more than 18 years of executive management experience in private and public companies. Mr. Lamadrid was President and Chief Financial Officer of Cannabis Life Sciences, a vertically integrated cannabis wholesale producer and retailer between December 2017 and July 2018. In January 2017 Mr. Lamadrid founded and since that time has been the Chief Executive Officer of the Pure Harvest Cannabis Producers, Inc. Between 2012 and 2016, Mr. Lamadrid served first as the Chief Financial Officer and then as a member of the U.S. Senior Executive Management Team at ARRI Rental, a leading provider of camera, grip and lighting equipment. From 2002 until 2012, Mr. Lamadrid was the Chief Financial Officer of CytoSorbents, a publicly traded critical-care immunotherapy company treating patients with life threatening illnesses, where he was a key member of the management team that built operations from early start-up through commercialization, setting strategic direction, taking the company public, raising over $60 million in equity, and securing regulatory marketing approval for its medical device. Mr. Lamadrid received his MBA in Management and Finance from the New York University Stern School of Business.

Sterling Scott has been the Executive Chairman of the Company Board of Directors since December 31, 2018. Since 2014, Mr. Scott has been a passive investor in private entities in addition to providing consulting services to emerging companies in the cannabis industry, including REMY Biosciences based in Irvine, California and the Madrone Group Companies based in Ashland, Oregon. Mr. Scott was an officer of OCG, Inc. between March 2018 and October 3, 2018 and a director of OCG, Inc. between March 2018 and December 18, 2018. From 2012 through May 2014, Mr. Scott served as Chairman and Chief Executive Officer of Woodland Hills, California based Growlife, Inc., a corporation engaged in supplying and providing services to the cannabis industry. Mr. Scott received his Bachelor of Arts degree in Social Sciences and his JD degree from DePaul University.

Mr. Gregarek founded Alternity Capital Management, LLC (ACM) in 2010, which specializes in providing alternative investments to the private sector that are non-correlated to the typical capital markets, mainly focusing in the automobile financial sector. He has grown ACM to $15mm in assets under management, and has performed duties at ACM involving financial management since 2012. Prior to founding ACM, Mr. Gregarek was the managing partner of Access Capital Investment Group, LLC, (“ACIG”) and the manager of a privately funded auto acquisition company called Capex Acquisitions, LLC, where he specialized in portfolio management, business development, and investor relations. He helped grow ACIG to $20 million under management before selling all of his interest in ACIG in May, 2010. Mr. Gregarek has been a director of the Company since July 2, 2015. Mr. Gregarek received a B.S. in finance from the University of Colorado.

The Company’s directors serve until the next annual meeting of our shareholders and until their successors have been duly elected and qualified. The Company’s officers serve at the discretion of our directors. The Company does not compensate any person for acting as a director.

In connection with the acquisition of PHC as discussed in Item 1 of this report, the following management changes took place on December 31, 2018:

●	Jarrold Bachmann resigned as an officer and director of the Company;

●	David Lamadrid became a director of the Company and the Company’s Chief Executive Officer; and

●	Sterling Scott became a director of the Company

Matthew Gregarek remained as a director of the Company.

On April 18, 2019 we entered into employment agreements with David Lamadrid our President and Chief Executive Officer and Sterling Scott, the Executive Chairman of our board of directors. The employment agreements, which expire on December 31, 2019, provide that we will pay Mr. Lamadrid and Mr. Scott each an annual salary of $175,000 and require Mr. Lamadrid and Mr. Scott to devote substantially all of their time to our business.

If Mr. Lamadrid or Mr. Scott (either of whom is referred to as the “Executive”) dies prior to the termination of the employment agreement, we will continue the Executive’s compensation and coverage of Executive’s direct dependents under our health and benefit plans for a period of 120 days, provided that no compensation or benefits will continue past the termination of the employment agreement.

If Executive becomes unable to perform his employment duties on a full-time basis during the term of the employment agreement, (or, if the Executive becomes “totally disabled” as that term is defined in any disability policy we have provided to the Executive) we will continue Executive’s compensation and coverage of Executive’s direct dependents under our health and benefit plans during the term of the disability up to a maximum of 90 days after the Executive first becomes disabled or up to the date of the termination of the employment agreement, whichever occurs first. This provision will only apply once during the term of the employment agreement.

In the event that Executive becomes unable to perform his employment duties for a cumulative period of three months during the term of the employment agreement, at our option, the employment agreement will terminate.

Upon a Change of Control, (provided Executive elects to terminate his employment within twenty days following a Change of Control), termination of the employment agreement for any reason other than for death, disability, Justifiable Cause, or upon Executive’s termination for Good Reason, Executive shall be entitled to receive, in lieu of salary and other benefits under the employment agreement, an amount equal to his then current base salary, payable monthly in arrears without interest for a period of one year, and (ii) continued coverage under our health or benefit plans until the sooner of 1.5 years or one month after Executive becomes otherwise employed and eligible for other comparable coverage.

In the event Executive is terminated for any reason other than for “justifiable cause”, death, disability or voluntary termination (unless we and Executive mutually agree to such voluntary termination), or if Executive terminates for Good Reason, then any and all unexercised options and/or restricted stock granted to the Executive will be fully vested and exercisable immediately, and any options granted will continue to be exercisable for their full term.

For purposes of the employment agreement,

●	“Change of Control” means (i) acquisition of a controlling interest in our common stock by means of merger or other form of corporate reorganization, (ii) the sale or other disposition of all or substantially all of our assets, (iii) any tender offer, exchange offer, stock purchase or other transaction or series of related transactions in which the power to cast the majority of the eligible votes at a meeting our stockholders at which directors are elected is transferred to one or more third parties which did not have such power immediately prior to the transaction, or (iv) certain capital reorganizations or reclassifications involving our common stock.

●	Justifiable Cause means any of the following events: (a) adjudication by a court of competent jurisdiction that Executive has committed an act of fraud or dishonesty resulting or intended to result, directly or indirectly, in personal enrichment at our expense; (b) the conviction of a felony (other than a motor vehicle related matter or as a result of pursuing our cannabis business in the ordinary course) involving moral turpitude; (c) repeated failure or refusal by Executive to follow written policies and directions reasonably established by our Board of Directors that are not corrected for a period of thirty consecutive days after written notice has been provided to Executive; or (d) persistent willful failure by Executive to fulfill his duties that are not corrected for a period of thirty consecutive days after written notice has been provided Executive.

●	“Good Reason” means our material breach of the employment agreement, including our requiring the Executive to relocate more than 30 miles from his current residence or assigning Executive duties inconsistent with his position, which is not cured after 30-days’ notice from Executive.

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. None of our directors are independent, as that term is defined in the rules of the NYSE American. None of our directors is considered a “Financial Expert”.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions since one person, David Lamadrid, serves in all the above capacities.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our officer during the fiscal years ended December 31, 2018 and 2017.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($) (2)	Total ($)
Jarrold Bachmann,	2018	–	–	–	–	–	–
CEO (1)	2017	–	–	–	–	$2,383	$2,383

(1)	Mr. Bachmann, who was our Chief Executive Officer in 2017 and 2018, resigned as an officer and director on December 31, 2018.

(2)	On January 1, 2006, we entered into an agreement with Jarrold Bachmann which provided that we would pay $1.20 to Mr. Bachmann for each case of Pocket Shot Pouches (consisting of between 60 and 120 pouches per case) sold by the Company or its licensee(s).

During the two years ended December 31, 2018:

●	we did not grant any options to any officer or director,

●	none of our officers or directors exercised any options, and

●	no options previously granted to any officer or director expired.

As of April 15, 2019, we had outstanding warrants which allowed the holders to purchase up to 8,953,008 shares (pre-split) of our common stock at a price of $8.00 per share (pre-split) at any time on or before December 31, 2021.

We do not currently compensate our Directors for acting such as.

The following shows the amounts we expect to pay to our officers and the amount of time these persons expect to devote to our business during the year ending December 31, 2019.

Name	Projected Monthly Compensation	Percent of Time to Be Devoted to the Company’s Business

David Lamadrid	$14,583	100%
Sterling Scott	$14,583	100%

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of April 15, 2019, of those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each of the Company’s directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

David Lamadrid	1,783,600	11.3%
Sterling Scott	1,200,000	7.6%
Matthew Gregarek	1,250,000	7.9%

Locke Mountain Vineyard, LLC	870,000	5.5%

All officers and directors as a group (three persons)	4,233,600	26.9%

Locke Mountain Vineyard, LLC is controlled by Jarrold Bachmann.

All of the shareholders in the above table, with the exception of Matthew Gregarek (as to 1,000,000 shares), acquired their shares in connection with the Company’s acquisition of PHC.

In connection with the Company’s acquisition of PHC the Company issued warrants to the former shareholders of PHC, including the persons shown below:

Name	Shares issuable upon the exercise of warrants	Exercise Price	Expiration Date

David Lamadrid	1,783,600	$8.00	12/31/21
Sterling Scott	1,200,000	$8.00	12/31/21
Matthew Gregarek	250,000	$8.00	12/31/21

Locke Mountain Vineyard, LLC	870,000	$8.00	12/31/21

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2018 and 2017 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2018	2017

Audit fees	$18,620	$44,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$18,620	$44,000

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Amended Articles of Incorporation
3.3*	Bylaws
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed with this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 2019.

PURE HARVEST CANNABIS GROUP, INC.

By:	/s/ David Lamadrid
David Lamadrid
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 29, 2019	By:	/s/ David Lamadrid
David Lamadrid
Chief Executive, Financial and Accounting Officer and a Director

April 29, 2019	By:	/s/ Sterling Scott
Sterling Scott
Executive Chairman and a Director

April 29, 2019	By:	/s/ Matthew Gregarek
Matthew Gregarek
Director

