Form 10-Q
period 2019-03-31
Pure Harvest Cannabis Group, Inc.
filed 2019-05-15
CIK 1351573

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2019

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________ to ___________

                       Commission file number: 333-212055

                      PURE HARVEST CANNABIS GROUP, INC.
                      ---------------------------------
            (Exact name of registrant as specified in its charter)

               Colorado                               36-4752858
         ---------------------                  ----------------------
       (State of Incorporation)                (IRS Employer ID Number)

                                929 Colorado Ave.
                             Santa Monica, CA 90401
                             ----------------------
                    (Address of principal executive offices)

                                 (800) 560-5148
                             ---------------------
                         (Registrant's Telephone number)

       (Former Address and phone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
the past 90 days.       Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).    Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer       [ ]       Accelerated filer           [ ]
Non-accelerated filer         [X]       Smaller reporting company   [X]
Emerging growth company       [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes [ ]      No [X]


As of May 15, 2019 there were 31,803,330 outstanding shares of the registrant's common stock.

Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------
     Title of each class      Trading Symbol(s)         Name of each exchange
                                                        on which registered
--------------------------------------------------------------------------------
            None                     N/A                          N/A
--------------------------------------------------------------------------------

                        Pure Harvest Cannabis Group, Inc,
                           Consolidated Balance Sheets
                                   (unaudited)

                                                  March 31,     December 31,
                                                    2019            2018
                                                -----------     ------------
 ASSETS

 Current assets
    Cash                                         $  87,932        $ 22,501
    Accounts receivable                              6,072          22,802
    Inventory                                       62,241          63,940
                                                ----------        --------
      Total current assets                         156,245         109,243

 Fixed assets
    Machinery and equipment                        305,165         305,165
    Accumulated depreciation                      (277,774)       (274,615)
                                                ----------        --------
                                                    27,391          30,550
 Other assets
    Earnest money deposit                           20,000               -
                                                ----------        --------
 Total assets                                    $ 203,636        $139,793
                                                ==========        ========

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities
    Accounts payable                               180,778         104,329
    Accrued expense                                      -          36,000
    Royalty payable                                    384             194
    Due to related parties                         138,797          19,889
    Loans                                          117,000         117,000
    Common stock to be  issued                      95,000               -
                                                ----------        --------
      Total current liabilities                    531,959         277,412

    Commitments and contingencies

 Stockholders' deficit
   Preferred stock, $0.01 par value; 25,000,000
     shares authorized; no shares issued and
     outstanding at March 31, 2019 and
     December 31, 2018                                   -               -
   Common stock, $0.01 par value; 100,000,000
     shares authorized; 31,803,330 and 31,523,330
     shares issued and outstanding at March 31,
     2019 and December 31, 2018, respectively      318,034         315,234
   Additional paid-in capital                      118,661        (201,539)
   Accumulated deficit                            (765,018)       (251,314)
                                                ----------        --------
                                                  (328,323)       (137,619)
                                                ----------        --------

 Total liabilities and stockholder's deficit       203,636         139,793
                                                ==========        ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        Pure Harvest Cannabis Group, Inc,
                      Consolidated Statements of Operations
               For The Three Months Ended March 31, 2019 and 2018
                                   (unaudited)

                                                      2019           2018
                                                    -------        --------

 Royalty income                                  $    6,208
 Costs of sales                                       2,026
                                                 ----------      ----------

    Gross margin                                      4,182
                                                 ----------      ----------
 Operating expenses

    Advertising and promotion                        12,875               -
    General and administrative expenses
      (including stock-based compensation
      of $323,000 and $0, respectively)             483,772          46,169
    Travel and entertainment                         18,081               -
    Depreciation expense                              3,158               -
                                                 ----------      ----------
      Total costs and expenses                      517,886          46,169
                                                 ----------      ----------
 Net loss                                         $(513,704)       $(46,169)
                                                 ==========      ==========

 Basic and diluted net loss per common share     $    (0.02)     $    (0.00)
                                                 ==========      ==========
 Basic and diluted weighted average number of
    common shares outstanding                   $31,793,997      17,906,016
                                                ===========      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        Pure Harvest Cannabis Group, Inc,
                      Consolidated Statements of Cash Flows
               For The Three Months Ended March 31, 2019 and 2018
                                   (unaudited)


                                                      2019           2018
                                                    -------        --------

 Cash flows provided by operating activities:
  Net loss                                        $ (513,704)     $ (46,169)
  Adjustment to reconcile net loss from
   operations:
     Depreciation                                      3,158              -
     Stock-based compensation                        323,000              -
  Changes in Operating Assets and Liabilities
     Accounts receivable                              16,730              -
     Inventory                                         1,699              -
     Accounts payable                                 76,450            500
     Accrued expenses                                (36,000)        36,000
     Royalty payable                                     190              -
     Due to related parties                           94,194          8,542
                                                  ----------       --------
      Net cash used in operating activities          (34,283)        (1,127)
                                                  ----------       --------
 Cash flows from investing activities -
    Earnest money deposit on lease                   (20,000)             -
                                                  ----------       --------
    Net cash used by investing activities            (20,000)             -
                                                  ----------       --------
 Cash flows from financing activities:
    Advances from related parties                     24,714              -
    Proceeds from issuance of common stock
       to be issued                                   95,000              -
                                                  ----------       --------
      Net cash provided by financing activities      119,714              -
                                                  ----------       --------
 Net increase (decrease) in cash                      65,431         (1,127)

 Cash, beginning of period                            22,501          1,127
                                                  ----------       --------
 Cash end of period                               $   87,932       $      -
                                                  ==========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        Pure Harvest Cannabis Group, Inc,
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
               FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2018
                                   (unaudited)

                                             Common Stock            Additional                      Total
                                      ---------------------------     Paid-In      Accumulated    Stockholders'
                                         Shares         Amount        Capital        Deficit        Deficit
                                      ------------  -------------   -----------    -----------    -------------
Balance, December 31, 2017             17,906,016       179,060     $ (179,035)    $ (205,145)     $ (205,120)
  Net loss for three months ended
   March 31, 2018                                             -                       (46,169)        (46,169)
                                      -----------     ---------     ----------     ----------      ----------
Balance, March 31, 2018                17,906,016       179,060     $ (179,035)    $ (251,314)     $ (251,289)
                                      ===========    ==========     ==========     ==========      ==========

Balance, December 31, 2018             31,523,330       315,234       (201,539)      (251,314)       (137,619)
  Stock-based compensation                280,000         2,800        320,200              -         323,000
  Net loss for the three months
    ended March 31, 2019                        -             -              -       (513,704)       (513,704)
                                      -----------     ---------     ----------     ----------      ----------
Balance, March 31, 2019                31,803,330       318,034        118,661     $ (765,018)     $ (328,323)
                                      ===========    ==========     ==========     ==========      ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        Pure Harvest Cannabis Group, Inc.
                       (Formerly The Pocket Shot Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2019
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was formed as a Colorado corporation in April 2004.

On December 31, 2018 the Company acquired all of the outstanding common stock of Pure Harvest Cannabis Producers, Inc., ("PHCP") in exchange for 17,906,016 (post-split) shares of the Company's common stock. The transaction was accounted for as a reverse acquisition. The accompanying consolidated financial statements are those of PHCP prior to December 31, 2018 and exclude the financial position, results of operations, cash flows and stockholders' equity of the Pocket Shot Company prior to December 31, 2018. See "Reverse Acquisition" below for additional information.

As a result of the acquisition of PHCP, the Company's new business involves the acquisitions and operations of licensed marijuana cultivation facilities, manufacturing facilities and dispensaries.

The Company will continue to collect royalties for licensing the Company's patent and the trademarks in connection with manufacturing and sale of Pocket Shot branded specialty alcohol beverage pouches.

The Company changed its name to Pure Harvest Cannabis Group, Inc. in February 2019.

On March 15, 2019,  shareholders owning a majority of the Company's  outstanding
shares  approved  the  following   amendments  to  the  Company's   Articles  of
Incorporation:

          Increasing the authorized capital stock of the Company to 250,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series as may be determined by the Company's Board of Directors. The designations, powers, rights, preferences, qualifications, restrictions and limitations of the preferred stock shall be established from time to time by the Company's Board of Directors; and

          Forward splitting the outstanding shares of the Company's common stock on a two-for-one basis.

The Company's accounting year end is December 31.

Reverse Acquisition

On December 31, 2018 the Company ("The Pocket Shot Company") acquired all of the outstanding common stock of PHCP in exchange for 17,906,016 (post-split) shares of the Company's common stock. In addition, the shareholders of PHCP were issued warrants to purchase 17,906,016 (post-split) shares of the Company's common stock. The warrants have an exercise price of $4.00 per share and a life of three years. The issuance of the warrants did not have an impact on the financial statements and was reflected similar to the shares issued to PHCP as discussed below.

The transaction was accounted for as a reverse acquisition since: (i) the shareholders of PHCP owned the majority of the outstanding common stock of the Company after the share exchange; (ii) a majority of the directors of the Company are also directors of PHCP; and (iii) the old officers of the Company were replaced with officers designated by PHCP. Effective December 31, 2018, the Company's stockholders' equity was retroactively recapitalized as that of PHCP, while the stockholders' equity of the Company was recorded as being acquired in the reverse acquisition. The Company and PHCP remain separate legal entities (with the Company as the parent of PHCP). The accompanying consolidated financial statements are those of PHCP prior to December 31, 2018 and exclude the financial position, results of operations, cash flows and stockholders' equity of The Pocket Shot Company prior to December 31, 2018.

All references to common stock, share and per share amounts have been retroactively restated to reflect as if the transaction had taken place as of the beginning of the earliest period presented.

The Company's assets and liabilities pre- reverse acquisition:

Net Assets Acquired:

  Cash                                         $   22,501
  Accounts receivable                              22,802
  Inventory                                        63,940
  Machinery & Equipment                            30,550
                                               ----------
     Total Assets                              $  139,793
                                               ==========

Accounts payable and other current
   liabilities                                 $   14,765
  Due to related parties                           11,358
                                               ----------
     Total Liabilities                         $   26,123
                                               ==========
     Net Assets Acquired                       $  113,670
                                               ----------

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2017:

Pro-forma                                       2018           2017
                                                ----           ----

     Revenues                                $ 105,869      $  87,633
     Net loss                                $(103,460)     $(284,532)
     Net loss per common share - basic
       and diluted                           $   (0.01)     $   (1.81)


The summarized consolidated pro forma results are not necessarily indicative of results which would have occurred if the reverse acquisition had been in effect for the periods presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company's financial position as of March 31, 2019 and the results of its operations for the three months then ended. The condensed balance sheet as of December 31, 2018 is derived from the December 31, 2018 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company's ability to do so. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management plans to fund future operations by raising capital and or seeking joint venture opportunities.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation ("ASC 810").

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, PHCP. All significant consolidated transactions and balances have been eliminated in consolidation. The operations of the Company are included in the consolidated financial statement from the date of the Agreement.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and valuation of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of six months or less to be cash equivalents.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of March 31, 2019 and December 31, 2018, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

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

Revenue Recognition

The Company records revenue under the adoption of ASC 606 by analyzing exchanges with its customers using a five-step analysis such as identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company's policy is to record revenue as earned when a firm commitment, indicating sales quantity and price exists, delivery has taken place and collectability is reasonably assured. The Company records sales of finished products once the customer places the order and the product is shipped. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. Provisions for discounts, returns, allowances, customer rebates and other adjustments are netted with gross sales. The Company accounts for such provisions during the same period in which the related revenues are earned. Provisions for discounts, returns, allowances, customer rebates and other adjustments are minimal and are recorded as a reduction of revenue

Cost of Sales

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

Stock-Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, "Stock Compensation" and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model. Share based expense paid through direct stock grants is expensed over the vesting period or upon issuance for awards with no further service requirements. During the three months ended March 31, 2019 and 2018 the Company recognized stock-based compensation expense of $323,000 and $0, respectively. See Note 6 for additional information.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board ("FASB") ASC 820-10, "Fair Value Measurements", as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

o Level 1 - quoted market prices in active markets for identical assets or liabilities.

o Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

o Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2019 and December 31, 2018, due to the short-term nature of these instruments.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year.

Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2019 and 2018 , dilutive instruments consisted of warrants to purchase shares of the Company's common stock, the effects of which due to the net loss are anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

     o    The  option  to  not  reassess  prior   conclusions   related  to  the
          identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.

     o Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

     o The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

     o The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. As of March 31, 2019 Company's only lease was a month to month lease, which is immaterial to the consolidated financial statements.

As a result of the above, the adoption of ASC 842 did not have a material effect on the consolidated financial statements. The Company will review for the existence of embedded leases in future agreements.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting." These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU 2014-09 has been adopted. The Company adopted the guidance on January 1, 2019. The adoption did not have a material impact on our consolidated financial statements.

The Company reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

Effective January 1, 2019, the Company entered into employment agreements with its two officers. Under the terms of the agreement the combined minimum annual compensation is $350,000. During the three months ended March 31, 2019, the Company accrued $94,194 in connection with these agreements and $24,174 for expenses, both of which are included in due to related parties on the accompanying consolidated balance sheet and within general and administrative expenses on the accompanying statement of operations. See Note 6 for discussion regarding common stock issued in connection with the employment agreements.

Prior to the reverse acquisition, the Company entered into an agreement with Jarrold R. Bachmann, a former officer and a current shareholder, to pay royalties of $1.20 on a per case basis for sales of the Company's product The Pocket Shot. Amounts due as of March 31, 2019 and 2018 under the agreement were insignificant.

NOTE 4 - ROYALTY INCOME

Under the terms of an existing license agreement, for which was entered into prior to the reverse acquisition, the Company receives royalty income in exchange for the license to manufacture, fill and distribute the Company's product, a plastic pouch containing specialty alcohol beverages. The initial term of the agreement was for five years, expiring in 2010, with automatic renews for succeeding terms of two years each unless either party has given a written notice of its election to terminate the agreement at least one hundred, eighty calendar days prior to the end of any initial or extended term.

The Licensee is required to pay the Company a royalty per case as provided in the agreement. All royalties due to the Company accrue upon the sale of the products, regardless of the time of collection by the Licensee. In addition, all of the Company's revenues, prior to the reverse acquisition, have been historically generated from this contract. The loss of this royalty would have a substantial impact on the Company's operations. Prior to the reverse acquisition, the Company has operated in a single business segment, licensing its product to customers in the United States.

NOTE 5 - EARNEST MONEY DEPOSIT

In February 2019 the Company entered into an agreement to buy property located approximately 35 miles west of Denver, Colorado. As required by the agreement, the Company placed an earnest money deposit of $20,000 with an escrow agent. The deposit of $20,000 was to be applied to the purchase price at closing. The Company subsequently assigned its rights to purchase the property to an unrelated third party and then leased the property from the unrelated third party. (See Note 8). The Company does not know if it will be repaid, or receive any rent credit, for the deposit.

NOTE 6 - PROMISSORY NOTES

In 2017, the Company entered into three promissory notes with third parties. Total proceeds received were $117,000 for which were used for operations. The promissory notes are unsecured, payable on demand and do not incur interest.

NOTE 7 - STOCKHOLDERS' DEFICIT

Change in Articles of Incorporation

On March 15, 2019,  shareholders owning a majority of the Company's  outstanding
shares  approved  the  following   amendments  to  the  Company's   Articles  of
Incorporation:

          Increasing the authorized capital stock of the Company to 250,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series as may be determined by the Company's Board of Directors. The designations, powers, rights, preferences, qualifications, restrictions and limitations of the preferred stock shall be established from time to time by the Company's Board of Directors; and

          Forward splitting the outstanding shares of the Company's common stock on a two-for-one basis.

The name change, trading symbol change (PCKK to PHCG) and forward stock split became effective in the public market on May 2, 2019 and have been retroactively reflected for all periods presented.

Stock-Based Compensation

In connection with the employment agreements discussed in Note 3, the Company entered into an agreement to issue a total of 1,600,000 shares of common stock to two officers. The shares vest over a one year period commencing on January 1, 2019. The Company valued the common stock at $760,000, using the closing market price of the Company's common stock on the date of the agreement. The Company is expensing the value of off the common stock over the vesting period which mirrors the service period. During the three months ended March 31, 2019, the Company recognized $190,000 of stock based compensation. As of March 31, 2019, remaining stock-based compensation of $570,000 for which will be recognized through the remainder of 2019.

In January 2019, the Company authorized the issuance of 140,000 shares of common stock to a consultant for services rendered. The Company valued the common stock at $133,000, using the closing market price of the Company's common stock on the date of the agreement. The Company expensed the value of the common stock upon issuance as there were no additional performance criteria.

Offering of Common Stock and Warrants

In February 2019, the Company commenced a private offering of its common stock for up to $10 million in proceeds. The Company is offering up to 20 million shares of common stock at a purchase price of $0.50 per share. In addition, for each share purchased the investor will receive a warrant to purchase one additional share of common stock at a price of $2.00 per share. The warrants expire on December 31, 2021 or sooner at the Company's option, if the Company's stock trades for a price of $3.00 per share for 10 days with an average volume of 100,000 shares per day. During the three months ended March 31, 2019, the Company received deposits of $95,000 related to the sale of 190,000 shares of common stock and warrants. The Company has reflected the deposits as a current liability as the related common stock and warrants have yet to be issued and the offering is still open.

Reverse Acquisition

See Note 1 for shares issued in connection with the reverse acquisition.

NOTE 8 - SUBSEQUENT EVENTS

In May 2019 the Company entered into a lease agreement for a property in Colorado intended to be used in a planned retail store front. The initial term of the lease is for a period of 3 years and the Company has approved a commitment fee of 400,000 shares of common stock as part of the agreement.

The Company has evaluated subsequent events through the filing date of these consolidated financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On December 31, 2018 Pure Harvest Cannabis Producers, Inc. ("PHC") was acquired by the Company. At the time of the acquisition, the Company had 13,617,314 (post-split) outstanding shares of common stock. The Company issued
17,906,016 (post-split) shares of its common stock, as well as warrants to purchase an additional 17,906,016 (post-split) shares of the Company's common stock to the shareholders of PHC in exchange for all of the outstanding shares of PHC. The warrants issued to the former shareholders of PHC allow the holder to acquire one share of the Company's common stock at a price of $4.00 per share at any time on or before December 31, 2021. PHC is now a wholly owned subsidiary of the Company.

     The transaction was accounted for as a reverse acquisition since: (i) the shareholders of PHC owned the majority of the outstanding common stock of the Company after the share exchange; (ii) a majority of the directors of the Company are also directors of PHC; and (iii) the old officers of the Company were replaced with officers designated by PHC. Effective December 31, 2018, the Company's stockholders' equity was retroactively recapitalized as that of PHC. The Company and PHC remain separate legal entities (with the Company as the parent of PHC).

     On February 5, 2019 the Company changed its name to Pure Harvest Cannabis Group, Inc. On March 15, 2019 shareholders owning a majority of the Company's outstanding shares approved a two-for-one forward split of the Company's common stock. The name change, forward stock split and the change in the Company's trading symbol (from "PCKK" to "PHCG") become effective in the public market May 2, 2019.

     As a result of the acquisition of PHC the Company's new business plan includes the acquisition of licensed medical and recreational marijuana dispensaries, cultivation facilities and production facilities in states which allow publicly traded companies to own and operate dispensaries, cultivation facilities and production facilities. Depending on the markets entered and state regulation, the Company's plan may also include: asset purchases, management/consulting operating agreements, or similar allowable agreements. The Company plans to use a combination of cash, shares of common or preferred stock, notes, or other financing vehicles to complete these acquisitions.

      As an alternative to a standard acquisition, the Company may use joint ventures and/or licensing arrangements to provide the Company with the same economic benefits as would be obtained from an outright acquisition.

     The Company is dedicated to the research and development of the highest quality products to support patient health and well-being. The Company intends to develop into a large vertically integrated producer and distributor of cannabis initially targeting states with attractive markets that have legalized cannabis for both medicinal and adult-use. The Company will also enter markets that are in various stages of legalization with branded hemp derived CBD and terpene infused product lines. In addition to products tailored to marijuana retail dispensaries, the Company's line will incorporate infused product options including beverages, edibles, topicals, concentrates, and distillates.

     On January 15, 2019 the Company signed a Non-Binding Letter of Intent with an unrelated third party to acquire the assets of a licensed marijuana dispensary located west of Denver, Colorado. The Letter of Intent provides that the Company will pay $280,000 in cash, assume certain liabilities and issue 2,500,000 restricted shares of the Company's post-split common stock for the assets that are purchased.

     On  May  3,  2019  the  Company   leased  two   buildings,   consisting  of
approximately 2,750 square feet combined, located along Interstate 70 approximately 38 miles west of Denver, Colorado. The lease expires on April 30, 2022, but may be renewed for an additional five years at the option of the Company. The monthly rent is $8,000 for the initial three year term, increasing to $10,000 per month if the Company elects to extend the term of the lease. The lease is a "triple net" lease, which requires the Company, in addition to the monthly rent, to pay the cost of all utilities, insurance, repairs, maintenance and real estate taxes. The Company plans to remodel the buildings so they can be used for the marijuana retail dispensary described above.

     The Company has an option to purchase the buildings at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022.

     The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the buildings

     On January 26, 2019 the Company signed a Non-Binding Letter of Intent with an unrelated third party to acquire the assets of a licensed marijuana cultivation facility located in Denver, Colorado. The Letter of Intent provides that the Company will pay $400,000 in cash, assume certain liabilities, and issue 2,000,000 restricted shares of the Company's post-split common stock for the assets that are purchased.

     On February 17, 2019 the Company signed a Non-Binding Letter of Intent with unrelated third parties to acquire a 51% interest in a California corporation which plans to develop a CBD oil infused yerba mate beverage. The Letter of Intent provides that the Company will pay $400,000 in cash and issue 1,000,000 restricted shares of the Company's post-split common stock for a 51% interest in the California corporation. If the acquisition is completed, the Company has the option to acquire an additional 30% interest in the California corporation for $1,500,000. As of May 15, 2019, the California corporation was in the start-up stage and had not generated any revenue.

     The non-binding Letters of Intent which we have signed do not prevent the other parties from entering into Letters of Intents or binding agreements with third parties.

     The acquisition of marijuana dispensaries, cultivation facilities and manufacturing facilities in Colorado, California or other jurisdictions is subject to the approval of government authorities which license and regulate marijuana dispensaries in their applicable jurisdictions. No assurance can be given that any such approvals can be obtained.

     As of May 15, 2019, the Company had not acquired any dispensaries, cultivation facilities or any other entities and did not have any definitive agreements relating to any acquisition.

     The Company will continue to collect royalties for licensing the Company's patent and trademarks in connection with the manufacturing and sale of the Pocket Shot branded specialty alcohol beverage pouches.

Results of Operations

     Material changes in the line items in the Company's Statement of Operations for the three months ended March 31, 2019 as compared to the same period last year, are discussed below:

                   Increase (I)
      Item         or Decrease                        Reason
                      (D)
-------------------------------------------------------------------------------

General and            I       Increase was primarily  due to salary  expenses,
administrative                 and  legal  and   accounting   services  as  the
expenses                       Company commenced its new business.

Capital Resources and Liquidity

     The Company's sources and (uses) of cash for the three months ended March 31, 2019 and 2018 are shown below:

                                                        2019          2018
                                                    ------------- -------------

Cash used in operations                             $  (34,283)     $ (1,127)
Earnest money deposit                                  (20,000)           --
Advances from related parties                           24,714            --
Sale of common stock                                    95,000            --

     The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, the Company's liquidity increasing or decreasing in any material way.

     The Company may sell additional shares of common stock and/or other securities to raise capital for its operations. There is no assurance that the Company will be successful in raising any additional capital.

Off Balance Sheet Arrangements

     As of March 31, 2019, the Company did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

     See Note 2 to the March 31, 2019 financial statements included as part of this report for a description of the Company's critical accounting policies and estimates.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to the following material weakness:

     o    Lack of appropriate segregation of duties,

     o Lack of control procedures that include multiple levels of supervision and review, and

     o An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2019.

                                       PURE HARVEST CANNABIS GROUP, INC.


                                       By:/s/ David Lamadrid
                                          -------------------------------------
                                          David Lamadrid
                                          Principal Executive and Financial
                                          Officer