Form 10-Q
period 2019-06-30
Pure Harvest Cannabis Group, Inc.
filed 2019-08-23
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-212055

PURE HARVEST CANNABIS GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado	36-4752858
(State of Incorporation)	(IRS Employer ID Number)

2401 E. 2nd Avenue, Suite 600

Denver, CO 80206

(Address of principal executive offices)

(800) 560-5148

(Registrant’s Telephone number)

929 Colorado Ave.

Santa Monica, CA 90401

(Former Address and phone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of August 22, 2019 there were 31,803,330 outstanding shares of the registrant’s common stock.

Pure Harvest Cannabis Group, Inc.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
ASSETS

Current assets
Cash	$220,508	$22,501
Accounts receivable	3,880	22,802
Inventory	93,003	63,940
Total current assets	317,391	109,243

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(280,932)	(274,615)
	24,233	30,550
Other Assets
Earnest money deposit	-
Notes receivable	28,593
	28,593

	$370,217	$139,793
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$210,293	$104,329
Accrued expense	-	36,000
Royalty payable	312	194
Due to related parties	196,918	19,889
Loans	117,000	117,000
Common stock to be issued	442,500	-
Total current liabilities	967,024	277,412

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common Stock, $.01 Par Value; 100,000,000 shares authorized; 31,803,330 and 31,523,330 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively	318,034	315,234
Additional paid-in capital	118,661	(201,539)
Retained deficit	(1,033,502)	(251,314)
	(596,807)	(137,619)

	$370,217	$139,793

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Royalty income	$6,208		$19,426

Costs of sales	2,026		8,900

Gross margin	4,182		10,526	-

Operating expenses
Advertising and promotion	12,875		23,375
General and administrative expenses (including stock-based compensation of $323,000 and $0, respectively)	483,772	46,169	724,859	46,169
Travel and entertainment	18,081		38,163
Depreciation expense	3,158		6,317
Total costs and expenses	517,886	46,169	792,714	46,169

Net income (loss)	$(513,704)	$(46,169)	$(782,188)	$(46,169)

Basic and diluted net loss per common share	$(0.02)	$0.00	$(0.02)	$0.00
Basic and diluted weighted average number of common shares outstanding	31,793,997	17,906,016	31,793,997	17,906,016

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2019 and 2018

	2019	2018
Cash flows provided by operating activities:
Net loss	$(782,188)	$(46,169)
Adjustment to reconcile net loss from operations:
Depreciation	6,317
Stock-based compensation	323,000
Changes in Operating Assets and Liabilities
Accounts Receivable	18,922
Inventory	(29,063)
Accounts payable	105,964	500
Accrued expenses	(36,000)	36,000
Royalty payable	118
Due to related parties	188,388	8,542

Net cash provided (used) by operating activities	$(204,542)	$(1,127)

Cash flows from investing activities:
Notes receivable	(28,593)

Net cash used by investing activities	(28,593)	-

Cash flows from financing activities
Advances from related parties	(11,358)
Proceeds from issuance of common stock to be issued	442,500	-

Net cash provided by financing activities	431,142	-

Net increase (decrease) in cash	$198,007	$(1,127)

Cash, beginning of period	22,501	1,127

Cash end of period	$220,508	$-

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2019

Unaudited

	Common Stock		Additional Paid-In	Total Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	17,906,016	179,060	$(179,035)	$(205,145)	$(205,120)
Net loss for six months ended June 30, 2018		-		-	-
Balance, June 30, 2018	17,906,016	179,060	$(179,035)	$(205,145)	$(205,120)

Balance, December 31, 2018	31,523,330	$315,234	$(201,539)	$(251,314)	$(137,619)
Stock-based compensation	280,000	2,800	320,200		323,000
Net loss for six months ended June 30, 2019	-	-	-	$(782,188)	$(782,188)
Balance, June 30, 2019	31,803,330	$318,034	$118,661	$(1,033,502)	$(596,807)

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

(Formerly The Pocket Shot Company)

Notes to Consolidated Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was formed as a Colorado corporation in April 2004.

On December 31, 2018 the Company acquired all of the outstanding common stock of Pure Harvest Cannabis Producers, Inc., (“PHCP”) in exchange for 17,906,016 (post-split) shares of the Company’s common stock. The transaction was accounted for as a reverse acquisition. The accompanying consolidated financial statements are those of PHCP prior to December 31, 2018 and exclude the financial position, results of operations, cash flows and stockholders’ equity of the Pocket Shot Company prior to December 31, 2018. See “Reverse Acquisition” below for additional information.

As a result of the acquisition of PHCP, the Company’s new business involves the acquisitions and operations of licensed marijuana cultivation facilities, manufacturing facilities and dispensaries.

The Company will continue to collect royalties for licensing the Company’s patent and the trademarks in connection with manufacturing and sale of Pocket Shot branded specialty alcohol beverage pouches.

The Company changed its name to Pure Harvest Cannabis Group, Inc. in February 2019.

On March 15, 2019, shareholders owning a majority of the Company’s outstanding shares approved the following amendments to the Company’s Articles of Incorporation:

Increasing the authorized capital stock of the Company to 250,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series as may be determined by the Company’s Board of Directors. The designations, powers, rights, preferences, qualifications, restrictions and limitations of the preferred stock shall be established from time to time by the Company’s Board of Directors; and

Forward splitting the outstanding shares of the Company’s common stock on a two-for-one basis.

The Company’s accounting year end is December 31.

Reverse Acquisition

On December 31, 2018 the Company (“The Pocket Shot Company”) acquired all of the outstanding common stock of PHCP in exchange for 17,906,016 (post-split) shares of the Company’s common stock. In addition, the shareholders of PHCP were issued warrants to purchase 17,906,016 (post-split) shares of the Company’s common stock. The warrants have an exercise price of $4.00 per share and a life of three years. The issuance of the warrants did not have an impact on the financial statements and was reflected similar to the shares issued to PHCP as discussed below.

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

The Company’s assets and liabilities pre- reverse acquisition:

Net Assets Acquired:
Cash	$22,501
Accounts receivable	22,802
Inventory	63,940
Machinery & equipment	30,550
Total Assets	$139,793

Accounts payable and other current liabilities	$14,765
Due to related parties	11,358
Total Liabilities	$26,123

Net Assets Acquired	$113,670

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2017:

Pro-forma:

	2018	2017

Revenues	$105,869	$87,663
Net loss	$(103,460)	$(284,532)
Net loss per common share - basic and diluted	$(0.01)	$(1.81)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2019 and the results of its operations for the six months then ended. The condensed balance sheet as of December 31, 2018 is derived from the December 31, 2018 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

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

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of June 30, 2019 and December 31, 2018, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

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

Stock-Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model. Share based expense paid through direct stock grants is expensed over the vesting period or upon issuance for awards with no further service requirements. During the six months ended June 30, 2019 and 2018 the Company recognized stock-based compensation expense of $323,000 and $0, respectively. See Note 6 for additional information.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2019 and December 31, 2018, due to the short-term nature of these instruments.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2019 and 2018, dilutive instruments consisted of warrants to purchase shares of the Company’s common stock, the effects of which due to the net loss are anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU, Leases, which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

●	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.

●	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

●	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

●	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. As of June 30, 2019, Company’s only lease was a month to month lease, which is immaterial to the consolidated financial statements.

As a result of the above, the adoption of ASC 842 did not have a material effect on the consolidated financial statements. The Company will review for the existence of embedded leases in future agreements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation - Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. This standard is effective for public companies for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted as long as ASU 2014-09 has been adopted. The Company adopted the guidance on January 1, 2019. The adoption did not have a material impact on our consolidated financial statements.

The Company reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective January 1, 2019, the Company entered into employment agreements with its two officers. Under the terms of the agreement the combined minimum annual compensation is $350,000. During the six months ended June 30, 2019, the Company accrued $188,388 in connection with these agreements and $24,174 for expenses, both of which are included in due to related parties on the accompanying consolidated balance sheet and within general and administrative expenses on the accompanying statement of operations. See Note 6 for discussion regarding common stock issued in connection with the employment agreements.

Prior to the reverse acquisition, the Company entered into an agreement with Jarrold R. Bachmann, a former officer and a current shareholder, to pay royalties of $1.20 on a per case basis for sales of the Company’s product The Pocket Shot. Amounts due as of June 30, 2019 and 2018 under the agreement were insignificant.

NOTE 4 – ROYALTY INCOME

Under the terms of an existing license agreement, for which was entered into prior to the reverse acquisition, the Company receives royalty income in exchange for the license to manufacture, fill and distribute the Company’s product, a plastic pouch containing specialty alcohol beverages. The initial term of the agreement was for five years, expiring in 2010, with automatic renews for succeeding terms of two years each unless either party has given a written notice of its election to terminate the agreement at least one hundred, eighty calendar days prior to the end of any initial or extended term.

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

NOTE 5 - EARNEST MONEY DEPOSIT

In February 2019 the Company entered into an agreement to buy property located approximately 35 miles west of Denver, Colorado. As required by the agreement, the Company placed an earnest money deposit of $20,000 with an escrow agent. The deposit of $20,000 was to be applied to the purchase price at closing. The Company subsequently assigned its rights to purchase the property to an unrelated third party and then leased the property from the unrelated third party. The Company has determined it will not receive any credit for the deposit and has charged the amount to general and administrative expense.

NOTE 6 –NOTES PAYABLE

In 2017, the Company entered into three promissory notes with third parties. Total proceeds received were $117,000 for which were used for operations. The promissory notes are unsecured, payable on demand and do not incur interest.

NOTE 7 – NOTES RECEIVABLE

In May and June 2019, the Company advanced $28,593 to two unrelated individuals in connection with potential acquisitions for the Company. The amounts are to be repaid, without interest, in October 2019.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Change in Articles of Incorporation

On March 15, 2019, shareholders owning a majority of the Company’s outstanding shares approved the following amendments to the Company’s Articles of Incorporation:

Increasing the authorized capital stock of the Company to 250,000,000 shares of common stock, $0.01 par value, and 25,000,000 shares of preferred stock, $0.01 par value. The preferred stock may be issued in one or more series as may be determined by the Company’s Board of Directors. The designations, powers, rights, preferences, qualifications, restrictions and limitations of the preferred stock shall be established from time to time by the Company’s Board of Directors; and

Forward splitting the outstanding shares of the Company’s common stock on a two-for-one basis.

The name change, trading symbol change (PCKK to PHCG) and forward stock split became effective in the public market on May 2, 2019 and have been retroactively reflected for all periods presented.

Stock-Based Compensation

In connection with the employment agreements discussed in Note 3, the Company entered into an agreement to issue a total of 1,600,000 shares of common stock to two officers. The shares vest over a one year period commencing on January 1, 2019. The Company valued the common stock at $760,000, using the closing market price of the Company’s common stock on the date of the agreement. The Company is expensing the value of off the common stock over the vesting period which mirrors the service period. During the three months ended June 30, 2019, the Company recognized $190,000 of stock-based compensation. As of June 30, 2019, remaining stock-based compensation of $570,000 for which will be recognized through the remainder of 2019.

In January 2019, the Company authorized the issuance of 140,000 shares of common stock to a consultant for services rendered. The Company valued the common stock at $133,000, using the closing market price of the Company’s common stock on the date of the agreement. The Company expensed the value of the common stock upon issuance as there were no additional performance criteria.

Offering of Common Stock and Warrants

In February 2019, the Company commenced a private offering of its common stock for up to $10 million in proceeds. The Company is offering up to 20 million shares of common stock at a purchase price of $0.50 per share. In addition, for each share purchased the investor will receive a warrant to purchase one additional share of common stock at a price of $2.00 per share. The warrants expire on December 31, 2021 or sooner at the Company’s option, if the Company’s stock trades for a price of $3.00 per share for 10 days with an average volume of 100,000 shares per day. During the three months ended June 30, 2019, the Company received deposits of $442,500 related to the sale of 885,000 shares of common stock and warrants. The Company has reflected the deposits as a current liability as the related common stock and warrants have yet to be issued and the offering is still open.

Reverse Acquisition

See Note 1 for shares issued in connection with the reverse acquisition.

NOTE 9 – SUBSEQUENT EVENTS

In May 2019 the Company entered into a lease agreement for a property in Colorado intended to be used in a planned retail store front. The initial term of the lease is for a period of 3 years and the Company has approved a commitment fee of 400,000 shares of common stock as part of the agreement.

On July 30, 2019 David Lamadrid and Sterling Scott resigned as officers and directors of the Company. In connection with their resignations Mr. Lamadrid agreed to return to the Company 1,750,000 shares, and Mr. Scott agreed to return to the Company 1,200,000 shares of the Company’s common stock. These shares, upon their return to the Company, will be cancelled and will represent authorized but unissued shares.

The Company has evaluated subsequent events through the filing date of these consolidated financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 31, 2018 Pure Harvest Cannabis Producers, Inc. (“PHC”) was acquired by the Company. At the time of the acquisition, the Company had 13,617,314 (post-split) outstanding shares of common stock. The Company issued 17,906,016 (post-split) shares of its common stock, as well as warrants to purchase an additional 17,906,016 (post-split) shares of the Company’s common stock to the shareholders of PHC in exchange for all of the outstanding shares of PHC. The warrants issued to the former shareholders of PHC allow the holder to acquire one share of the Company’s common stock at a price of $4.00 per share at any time on or before December 31, 2021. PHC is now a wholly owned subsidiary of the Company.

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

On February 5, 2019 the Company changed its name to Pure Harvest Cannabis Group, Inc. On March 15, 2019 shareholders owning a majority of the Company’s outstanding shares approved a two-for-one forward split of the Company’s common stock. The name change, forward stock split and the change in the Company’s trading symbol (from “PCKK” to “PHCG”) become effective in the public market May 2, 2019.

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

On January 15, 2019 the Company signed a Non-Binding Letter of Intent with an unrelated third party to acquire the assets of a licensed marijuana dispensary located west of Denver, Colorado. The Letter of Intent provides that the Company will pay $280,000 in cash, assume certain liabilities and issue 2,500,000 restricted shares of the Company’s post-split common stock for the assets that are purchased.

On May 3, 2019 the Company leased two buildings, consisting of approximately 2,750 square feet combined, located along Interstate 70 approximately 38 miles west of Denver, Colorado. The lease expires on April 30, 2022, but may be renewed for an additional five years at the option of the Company. The monthly rent is $8,000 for the initial three year term, increasing to $10,000 per month if the Company elects to extend the term of the lease. The lease is a “triple net” lease, which requires the Company, in addition to the monthly rent, to pay the cost of all utilities, insurance, repairs, maintenance and real estate taxes. The Company plans to remodel the buildings so they can be used for the marijuana retail dispensary described above.

The Company has an option to purchase the buildings at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022.

The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the buildings

On January 26, 2019 the Company signed a Non-Binding Letter of Intent with an unrelated third party to acquire the assets of a licensed marijuana cultivation facility located in Denver, Colorado. The Letter of Intent provides that the Company will pay $400,000 in cash, assume certain liabilities, and issue 2,000,000 restricted shares of the Company’s post-split common stock for the assets that are purchased.

On February 17, 2019 the Company signed a Non-Binding Letter of Intent with unrelated third parties to acquire a 51% interest in a California corporation which plans to develop a CBD oil infused yerba mate beverage. The Letter of Intent provides that the Company will pay $400,000 in cash and issue 1,000,000 restricted shares of the Company’s post-split common stock for a 51% interest in the California corporation. If the acquisition is completed, the Company has the option to acquire an additional 30% interest in the California corporation for $1,500,000. As of May 15, 2019, the California corporation was in the start-up stage and had not generated any revenue.

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

As of August 22, 2019, the Company had not acquired any dispensaries, cultivation facilities or any other entities and did not have any definitive agreements relating to any acquisition.

The Company will continue to collect royalties for licensing the Company’s patent and trademarks in connection with the manufacturing and sale of the Pocket Shot branded specialty alcohol beverage pouches.

Results of Operations

Material changes in the line items in the Company’s Statement of Operations for the three and six months ended June 30, 2019 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
General and administrative expenses	I	Increase was primarily due to (i) salary expenses, as well as legal and accounting services as the Company commenced its new business and (ii) stock based compensation.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2019 and 2018 are shown below:

	2019	2018

Cash used in operations	$(204,542)	$(1,127)
Repayment of loans	(28,593)	-
Repayment of advances from related parties	(11,358)	-
Sale of common stock	442,500	-

The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, the Company’s liquidity increasing or decreasing in any material way.

The Company may sell additional shares of common stock and/or other securities to raise capital for its operations. There is no assurance that the Company will be successful in raising any additional capital.

Off Balance Sheet Arrangements

As of June 30, 2019, the Company did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the June 30, 2019 financial statements included as part of this report for a description of the Company’s critical accounting policies and estimates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to the following material weakness:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the same exhibit filed with the Company’s annual report on Form 10-K for the year ended December 31, 2018

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of August 2019.

PURE HARVEST CANNABIS GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Acting Principal Executive and Financial Officer

