Form 10-Q
period 2019-09-30
Pure Harvest Cannabis Group, Inc.
filed 2019-11-27
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No	[X]

As of November 26, 2019 there were 32,203,330 outstanding shares of the registrant’s common stock.

Pure Harvest Cannabis Group, Inc.

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
ASSETS

Current assets
Cash	$61,538	$22,501
Accounts receivable	4,382	22,802
Less: allowance for doubtfull accounts	(3,711)	-
Inventory	89,150	63,940
Total current assets	151,358	109,243

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(284,090)	(274,615)
	21,075	30,550
Other Assets
Earnest money deposit	-	-
Notes receivable	33,000	-
Goodwill	263,450	-
	296,450	-

	$468,882	$139,793
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$232,251	$104,329
Payable on acquisition	50,000	-
Accrued expense	-	36,000
Royalty payable	706	194
Due to related parties	196,918	19,889
Loans	117,000	117,000
Common stock to be issued	482,500	-
Total current liabilities	1,079,375	277,412

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common Stock, $.01 Par Value; 100,000,000 shares authorized; 32,203,330 and 31,523,330 shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively	322,034	315,234
Additional paid-in capital	313,861	(201,539)
Retained deficit	(1,246,387)	(251,314)
	(610,492)	(137,619)

	$468,882	$139,793

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Royalty income	$14,297		$33,723

Costs of sales	4,781		13,681

Gross margin	9,515	-	20,041	-

Operating expenses
Advertising and promotion	5,325		28,700
General and administrative expenses (including stock-based compensation of $323,000 and $0, respectively)	213,917	46,169	938,777	46,169
Travel and entertainment	-		38,163
Depreciation expense	3,158		9,475
Total costs and expenses	222,401	46,169	1,015,115	46,169

Net income (loss)	$(212,885)	$(46,169)	$(995,073)	$(46,169)

Basic and diluted net loss per common share	$(0.01)	$0.00	$(0.03)	$0.00
Basic and diluted weighted average number of common shares outstanding	32,308,381	17,906,016	32,308,381	17,906,016

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2019 and 2018

	2019	2018
Cash flows provided by operating activities:
Net loss	$(995,073)	$(46,169)
Adjustment to reconcile net loss from operations:
Depreciation	9,475
Stock-based compensation	323,000
Acquisition of assets for stock	199,200
Changes in Operating Assets and Liabilities
Accounts Receivable	18,420
Allowance for doubtfull accounts	3,711
Inventory	(25,210)
Goodwill	(263,450)
Accounts payable	127,922	500
Payable on acquisition	50,000	-
Accrued expenses	(36,000)	36,000
Royalty payable	512
Due to related parties	188,388	8,542

Net cash provided (used) by operating activities	$(399,105)	$(1,127)

Cash flows from investing activities:
Earnest money deposit on lease	-	-
Notes receivable	(33,000)

Net cash used by investing activities	(33,000)	-

Cash flows from financing activities
Advances from related parties	(11,358)
Proceeds from issuance of common stock to be issued	482,500	-

Net cash provided by financing activities	471,142	-

Net increase (decrease) in cash	$39,037	$(1,127)

Cash, beginning of period	22,501

Cash end of period	$61,538	$(1,127)

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

Unaudited

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	17,906,016	179,060	$(179,035)	$(205,145)	$(205,120)
Net loss for nine months ended June 30, 2018		-		-	-
Balance, September 30, 2018	17,906,016	179,060	$(179,035)	$(205,145)	$(205,120)

Balance, December 31, 2018	31,523,330	$315,234	$(201,539)	$(251,314)	$(137,619)
Stock-based compensation	280,000	2,800	320,200		323,000
Issuance of stock for acquisition	400,000	4,000	195,200		199,200
Net loss for nine months ended September 30, 2019	-	-	-	(995,073)	(995,073)
Balance, September 30, 2019	32,203,330	$322,034	$313,861	$(1,246,387)	$(610,492)

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

(Formerly The Pocket Shot Company)

Notes to Consolidated Financial Statements

September 30, 2019

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

The Company’s assets and liabilities pre- reverse acquisition:

Net Assets Acquired:

Cash	$22,501
Accounts receivable	22,802
Inventory	63,940
Machinery & equipment	30,550
Total Assets	$139,793

Accounts payable and other current liabilities	$14,765
Due to related parties	11,358
Total Liabilities	$26,123

Net Assets Acquired	$116,670

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2017:

Pro-forma:

	2018	2017

Revenues	$105,869	$87,663
Net Loss	$(103,460)	$(284,532)
Net loss per common share – basic and diluted	$(0.01)	$(1.81)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of September 30, 2019 and the results of its operations for the nine months then ended. The condensed balance sheet as of December 31, 2018 is derived from the December 31, 2018 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

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

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of September 30, 2019 and December 31, 2018, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

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

Stock-Based Compensation

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options and restricted stock awards using the Black-Scholes option pricing model. Share based expense paid through direct stock grants is expensed over the vesting period or upon issuance for awards with no further service requirements. During the nine months ended September 30, 2019 and 2018 the Company recognized stock-based compensation expense of $323,000 and $0, respectively.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2019 and December 31, 2018, due to the short-term nature of these instruments.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2019 and 2018, dilutive instruments consisted of warrants to purchase shares of the Company’s common stock, the effects of which due to the net loss are anti-dilutive.

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

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. As of September 30, 2019, Company’s only lease was a month to month lease, which is immaterial to the consolidated financial statements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective January 1, 2019, the Company entered into employment agreements with its two officers. Under the terms of the agreement the combined minimum annual compensation is $350,000. During the nine months ended September 30, 2019, the Company accrued $188,388 in connection with these agreements and $24,715 for expenses, both of which are included in due to related parties on the accompanying consolidated balance sheet and within general and administrative expenses on the accompanying statement of operations. See Note 6 for discussion regarding common stock issued in connection with the employment agreements.

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

Prior to the reverse acquisition, the Company entered into an agreement with Jarrold R. Bachmann, a former officer and a current shareholder, to pay royalties of $1.20 on a per case basis for sales of the Company’s product The Pocket Shot. Amounts due as of September 30, 2019 and 2018 under the agreement were insignificant.

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

Stock-Based Compensation

In connection with the employment agreements discussed in Note 3, the Company entered into an agreement to issue a total of 1,600,000 shares of common stock to two officers. The shares vest over a one year period commencing on January 1, 2019. The Company valued the common stock at $760,000, using the closing market price of the Company’s common stock on the date of the agreement. The Company is expensing the value of off the common stock over the vesting period which mirrors the service period. During the nine months ended September 30, 2019, the Company recognized $760,000 of stock-based compensation since all shares were vested as part of the agreement referenced in Footnote 3.

In January 2019, the Company authorized the issuance of 140,000 shares of common stock to a consultant for services rendered. The Company valued the common stock at $133,000, using the closing market price of the Company’s common stock on the date of the agreement. The Company expensed the value of the common stock upon issuance as there were no additional performance criteria.

Offering of Common Stock and Warrants

In February 2019, the Company commenced a private offering of its common stock for up to $10 million in proceeds. The Company is offering up to 20 million shares of common stock at a purchase price of $0.50 per share. In addition, for each share purchased the investor will receive a warrant to purchase one additional share of common stock at a price of $2.00 per share. The warrants expire on December 31, 2021 or sooner at the Company’s option, if the Company’s stock trades for a price of $3.00 per share for 10 days with an average volume of 100,000 shares per day. During the nine months ended September 30, 2019, the Company received deposits of $442,500 related to the sale of 885,000 shares of common stock and warrants. The Company has reflected the deposits as a current liability as the related common stock and warrants have yet to be issued and the offering is still open.

Reverse Acquisition

See Note 1 for shares issued in connection with the reverse acquisition.

NOTE 9 – LEASE AGREEMENT

In May 2019 the Company entered into a lease agreement for a property in Colorado intended to be used in a planned retail store front. The initial term of the lease is for a period of three years and the Company has approved a commitment fee of 400,000 shares of common stock as part of the agreement.

NOTE 10 – ACQUISITION

On September 6, 2019 the Company acquired all of the outstanding membership interests in Prolific Nutrition, LLC and Gratus Living, LLC (collectively “Prolific Nutrition”) for 400,000 shares of the Company’s restricted common stock.

Prolific Nutrition and Gratus Living are Colorado-based hemp/CBD companies that have developed and now market a line of CBD products direct to consumers. Prolific Nutrition and Gratus Living currently offer CBD oil tincture, CBD oil gummies, CBD oil capsules, CBD oil lotion, hemp oil and lip balm. Prolific Nutrition and Gratus Living have also developed and now market hemp extract dietary supplements, hemp extract capsules for pain and hemp extract pet treats for dogs and cats.

We accounted for the transaction as follows:

Cash	$(15,000)
Payable on Acquisition	(50,000)
Common Stock	(4,000)
APIC	(195,200)
Cash (Acquired)	750
AR	3,711
AR Allowance	(3,711)
Goodwill	263,450

NOTE 11 – SUBSEQUENT EVENTS

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

On September 6, 2019 the Company acquired all of the outstanding membership interests in Prolific Nutrition, LLC and Gratus Living, LLC (collectively “Prolific Nutrition”) for 400,000 shares of the Company’s restricted common stock.

Prolific Nutrition and Gratus Living are Colorado-based hemp/CBD companies that have developed and now market a line of CBD products direct to consumers. Prolific Nutrition and Gratus Living currently offer CBD oil tincture, CBD oil gummies, CBD oil capsules, CBD oil lotion, hemp oil and lip balm. Prolific Nutrition and Gratus Living have also developed and now market hemp extract dietary supplements, hemp extract capsules for pain and hemp extract pet treats for dogs and cats.

In May 2019 the Company entered into a lease agreement for a property in Colorado intended to be used in a planned retail store front. The initial term of the lease is for a period of three years and the Company has approved a commitment fee of 400,000 shares of common stock as part of the agreement.

As of November 20, 2019, the Company had not acquired any dispensaries, cultivation facilities or any other entities and did not have any definitive agreements relating to any acquisition.

The Company will continue to collect royalties for licensing the Company’s patent and trademarks in connection with the manufacturing and sale of the Pocket Shot branded specialty alcohol beverage pouches.

Results of Operations

Material changes in the line items in the Company’s Statement of Operations for the three and nine months ended September 30, 2019 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Operating Expenses	I	Increase was primarily due to (i) salary expenses, as well as legal and accounting services as the Company commenced its new business and (ii) stock based compensation.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2019 and 2018 are shown below:

	2019	2018

Cash used in operations	$(399,105)	$(1,127)
Repayment of loans	(33,000)	—
Repayment of advances from related parties	(11,358)	—
Sale of common stock	482,500	—

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

Off Balance Sheet Arrangements

As of September 30, 2019, the Company did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the September 30, 2019 financial statements included as part of this report for a description of the Company’s critical accounting policies and estimates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the following material weakness:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of November 2019.

PURE HARVEST CANNABIS GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive and Financial Officer

