Form 10-Q/A
period 2019-06-30
Pure Harvest Cannabis Group, Inc.
filed 2020-04-24
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A #1

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

EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to Form 10-Q (“Amendment”) amends the Quarterly Report for the three and six months ended June 30, 2019 originally filed on August 23, 2019.

On April 8, 2020, management of Pure Harvest Cannabis Group, Inc. (the “Company”) that previously filed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 required restatement. In May 2019, the Company leased a property which the Company intends to use as a marijuana retail dispensary. The initial term of the lease is for a period of three years.  The Company has an option to purchase the property at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022.  The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the property.

At inception of the lease on May 1, 2019, the Company should have recorded a “right of use” asset and liability due to the Company adopting Accounting Standards Codification 842- Leases on January 1, 2019. In addition, the 400,000 shares issued for the option to purchase the property should have been recorded as deferred rent and amortized to rent expense using the straight-line method over the term of the lease.

Pure Harvest Cannabis Group, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(as restated)
ASSETS

Current assets
Cash	$220,508	$22,501
Accounts receivable	3,880	22,802
Inventory	93,003	63,940
Deferred rent	93,333	-
Total current assets	410,724	109,243

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(280,932)	(274,615)
	24,233	30,550

Other Assets
Deferred rent, net of current portion	171,111	-
Right of use asset	215,729	-
Notes receivable	28,593	-
	415,433	-

	$850,390	$139,793

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$210,293	$104,329
Accrued expense	75,131	36,000
Royalty payable	312	194
Due to related parties	196,918	19,889
Loans	117,000	117,000
Common stock to be issued	442,500	-
Total current liabilities	1,042,155	277,412

Long-term liability
Right of use liability	146,598	-
Total liabilities	1,188,753	277,412

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common Stock, $.01 Par Value; 100,000,000 shares authorized; 32,203,330 and 31,523,330 shares issued and outstanding at June 30, 2019 and December 31, 2018 respectively	322,034	315,234
Additional paid-in capital	394,661	(201,539)
Accumulated deficit	(1,055,058)	(251,314)
	(338,363)	(137,619)

	$850,390	$139,793

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Operations

For The Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(as restated)		(as restated)

Royalty income	$6,208	$-	$19,426

Costs of sales	2,026	-	8,900

Gross margin	4,182		10,526	-

Operating expenses
Advertising and promotion	12,875	-	23,375	-
General and administrative expenses (including stock-based compensation of $323,000 and $0, respectively)	505,328	46,169	746,415	46,169
Travel and entertainment	18,081	-	38,163	-
Depreciation expense	3,158	-	6,317	-
Total costs and expenses	539,442	46,169	814,269	46,169

Net income (loss)	$(535,260)	$(46,169)	$(803,744)	$(46,169)

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.03)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	31,793,997	17,906,016	31,793,997	17,906,016

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018
	(as restated)
Cash flows provided by operating activities:
Net loss	$(803,744)	$(46,169)
Adjustment to reconcile net loss from operations:
Depreciation	6,317	-
Stock-based compensation	323,000	-
Changes in Operating Assets and Liabilities
Accounts Receivable	18,922	-
Inventory	(29,063)	-
Deferred rent	15,556	-
Accounts payable	105,964	500
Accrued expenses	(36,000)	36,000
Royalty payable	118	-
Due to related parties	188,388	8,542
Right of use asset and liability	6,000	-

Net cash used in operating activities	(204,542)	(1,127)

Cash flows from investing activities:
Notes receivable	(28,593)	-

Net cash used by investing activities	(28,593)	-

Cash flows from financing activities
Advances from related parties	(11,358)	-
Proceeds from issuance of common stock to be issued	442,500	-

Net cash provided by financing activities	431,142	-

Net increase (decrease) in cash	$198,007	$(1,127)

Cash, beginning of period	22,501	1,127

Cash end of period	$220,508	$-

Non-Cash Investing and Financing Activity
Common Stock Issued in Connection with Operating Lease	$280,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2019

Unaudited

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	17,906,016	179,060	$(179,035)	$(205,145)	$(205,120)
Net loss for six months ended June 30, 2018		-		-	-
Balance, June 30, 2018	17,906,016	179,060	$(179,035)	$(205,145)	$(205,120)

Balance, December 31, 2018	31,523,330	$315,234	$(201,539)	$(251,314)	$(137,619)
Stock-based compensation	280,000	2,800	320,200	-	323,000
Stock issued for option to purchase property	400,000	4,000	276,000	-	280,000
Net loss for six months ended June 30, 2019	-	-	-	(803,744)	(803,744)
Balance, June 30, 2019 (as restated)	32,203,330	$322,034	$394,661	$(1,055,058)	$(338,363)

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

Restatement

On April 8, 2020, management of Pure Harvest Cannabis Group, Inc. (the “Company”) that previously filed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 required restatement. In May 2019, the Company leased a property which the Company intends to use as a marijuana retail dispensary. The initial term of the lease is for a period of three years.  The Company has an option to purchase the property at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022. The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the property.

At inception of the lease on May 1, 2019, the Company should have recorded a “right of use” asset and liability due to the Company adopting Accounting Standards Codification 842- Leases on January 1, 2019. In addition, the 400,000 shares issued for the option to purchase the property should have been recorded as deferred rent and amortized to rent expense using the straight-line method over the term of the lease.

The following is the impact of the restatement on the consolidated balance sheet as of June 30, 2019:

	June 30,	June 30,
	2019	2019	Change
	(as reported)	(as restated)

Deferred rent	$-	$93,333	$93,333
Total Current Assets	317,391	410,724	93,333

Deferred rent, net of current portion	-	171,111	171,111
Right of use asset	-	215,729	215,729
Total Assets	$370,217	$850,390	$480,173

Accrued Liabilities	$-	$75,131	$75,131
Total Current Liabilities	967,024	1,042,155	75,131

Right of Use Liabilities, net of Current Portion	-	146,598	146,598
Total Liabilities	967,024	1,188,753	221,729

Common Stock	318,034	322,034	4,000
Additional Paid-in Capital	118,661	394,661	276,000
Accumulated Deficit	(1,033,502)	(1,055,058)	(21,556)
Total Stockholders’ Deficit	(596,807)	(338,363)	258,444
Total Liabilites and Stockholders’ Deficit	$370,217	$850,390	$480,173

The following is the impact of the restatement on the consolidated statements of operations for the three and six months ended June 30, 2019:

	Three Months Ended
	June 30, 2019		Change
	(as reported)	(as restated)

General and Administrative Expenses	$483,772	$505,328	$21,556
Total Costs and Expenses	517,886	539,442	21,556
Net Loss	$(513,704)	$(535,260)	$(21,556)
Basic and Diluted Net Loss per Common Share	$(0.02)	$(0.02)	$(0.00)

	Six Months Ended
	June 30, 2019		Change
	(as reported)	(as restated)

General and Administrative Expenses	$724,859	$746,415	$21,556
Total Costs and Expenses	792,714	814,269	21,556
Net Loss	$(782,188)	$(803,744)	$(21,556)
Basic and Diluted Net Loss per Common Share	$(0.02)	$(0.03)	$(0.01)

The following is the impact of the restatement on the consolidated statement of cash flows for the six months ended June 30, 2019:

	Six Months Ended
	June 30, 2019		Change
	(as reported)	(as restated)

Net Loss	$(782,188)	$(803,744)	$(21,556)
Deferred Rent	-	15,556	15,556
Right of Use Asset and Liability	-	6,000	6,000
Net Cash Used in Operating Activities	$(204,542)	$(204,542)	$-

Non-Cash Investing and Financing Actity Common Stock Issued in Connection with Operating Lease	$-	$280,000	$280,000

See Note 5 for additional information.

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

The adoption of ASC 842 had a material effect on the consolidated financial statements, see Note 5 for additional information.

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

NOTE 5 - EARNEST MONEY DEPOSIT AND LEASE AGREEMENT (AS RESTATED)

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

In May 2019, the Company entered into a lease agreement for the property referred to above. The Company intends to use this property for a marijuana retail store. The initial term of the lease is for a period of three years. The Company has an option to purchase the property at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022. The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the property for which was recorded as deferred rent and is being amortized to rent expense using the straight line method over the term of the lease. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 10 percent within the calculation. See Note 1 for additional information.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24 day of April 2020.

PURE HARVEST CANNABIS GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Acting Principal Executive and Financial Officer

