Form 10-Q/A
period 2019-09-30
Pure Harvest Cannabis Group, Inc.
filed 2020-04-24
CIK 1351573

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

EXPLANATORY NOTE ON AMENDMENT

This Amendment No. 1 to Form 10-Q (“Amendment”) amends the Quarterly Report for the three and nine months ended September 30, 2019 originally filed on August 23, 2019.

On April 8, 2020, management of Pure Harvest Cannabis Group, Inc. (the “Company”) that previously filed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 required restatement. In May 2019, the Company leased a property which the Company intends to use as a marijuana retail dispensary. The initial term of the lease is for a period of three years. The Company has an option to purchase the property at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022. The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the property.

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

Pure Harvest Cannabis Group, Inc.

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(as restated)
ASSETS

Current assets
Cash	$61,538	$22,501
Accounts receivable	4,382	22,802
Less: allowance for doubtfull accounts	(3,711)	-
Inventory	89,150	63,940
Deferred rent	93,333	-
Total current assets	244,691	109,243

Fixed assets
Machinery & equipment	305,165	305,165
Accumulated depreciation	(284,090)	(274,615)
	21,075	30,550

Other Assets
Deferred rent, net of current portion	147,778
Right of use asset	200,207
Notes receivable	33,000	-
Goodwill	263,450	-
	644,435	-

	$910,201	$139,793

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$232,251	$104,329
Payable on acquisition	50,000	-
Accrued expense	75,131	36,000
Royalty payable	706	194
Due to related parties	196,918	19,889
Loans	117,000	117,000
Common stock to be issued	482,500	-
Total current liabilities	1,154,506	277,412

Long-term liability
Right of use liability	140,076	-
Total liabilities	1,294,582	277,412

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common Stock, $.01 Par Value; 100,000,000 shares authorized; 32,603,330 and 31,523,330 shares issued and outstanding at September 30, 2019 and December 31, 2018 respectively	326,034	315,234
Additional paid-in capital	589,861	(201,539)
Retained deficit	(1,300,276)	(251,314)
	(384,381)	(137,619)

	$910,201	$139,793

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Operations

For The Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(as restated)		(as restated)

Royalty income	$14,297		$33,723

Costs of sales	4,781		13,681

Gross margin	9,515	-	20,041	-

Operating expenses
Advertising and promotion	5,325		28,700
General and administrative expenses (including stock-based compensation of $323,000 and $0, respectively)	246,251	46,169	992,666	46,169
Travel and entertainment	-		38,163
Depreciation expense	3,158		9,475
Total costs and expenses	254,734	46,169	1,069,003	46,169

Net income (loss)	$(245,219)	$(46,169)	$(1,048,962)	$(46,169)

Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	32,308,381	17,906,016	32,308,381	17,906,016

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
	2019	2018
	(as restated)
Cash flows provided by operating activities:
Net loss	$(1,048,962)	$(46,169)
Adjustment to reconcile net loss from operations:
Depreciation	9,475	-
Stock-based compensation	323,000	-
Acquisition of assets for stock	199,200	-
Changes in Operating Assets and Liabilities
Accounts Receivable	18,420	-
Allowance for doubtfull accounts	3,711	-
Inventory	(25,210)	-
Deferred rent	38,889	-
Goodwill	(263,450)	-
Accounts payable	127,922	500
Payable on acquisition	50,000	-
Accrued expenses	(36,000)	36,000
Royalty payable	512	-
Due to related parties	188,388	8,542
Right of use asset and liability	15,000	-

Net cash provided (used) by operating activities	(399,105)	(1,127)

Cash flows from investing activities:
Earnest money deposit on lease	-	-
Notes receivable	(33,000)	-

Net cash used by investing activities	(33,000)	-

Cash flows from financing activities
Advances from related parties	(11,358)	-
Proceeds from issuance of common stock to be issued	482,500	-

Net cash provided by financing activities	471,142	-

Net increase (decrease) in cash	39,037	(1,127)

Cash, beginning of period	22,501	-

Cash end of period	$61,538	$(1,127)

Non-cash investing and financing activities
Common stock issued for option to purchase property	$280,000	$-

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

Unaudited

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2017	17,906,016	179,060	$(179,035)	$(205,145)	$(205,120)
Net loss for nine months ended June 30, 2018		-		-	-
Balance, September 30, 2018	17,906,016	179,060	$(179,035)	$(205,145)	$(205,120)

Balance, December 31, 2018	31,523,330	$315,234	$(201,539)	$(251,314)	$(137,619)
Stock-based compensation	280,000	2,800	320,200	-	323,000
Stock issued for option to purchase property	400,000	4,000	276,000	-	280,000
Issuance of stock for acquisition	400,000	4,000	195,200	-	199,200
Net loss for nine months ended September 30, 2019	-	-	-	(1,048,962)	(1,048,962)
Balance, September 30, 2019 (as restated)	32,603,330	$326,034	$589,861	$(1,300,276)	$(384,381)

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

Restatement

On April 8, 2020, management of Pure Harvest Cannabis Group, Inc. (the “Company”) that previously filed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 required restatement. In May 2019, the Company leased a property which the Company intends to use as a marijuana retail dispensary. The initial term of the lease is for a period of three years. The Company has an option to purchase the property at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022. The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the property.

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

The following is the impact of the restatement on the consolidated balance sheet as of September 30, 2019:

	September 30, 2019	September 30, 2019	Change
	(as reported)	(as restated)

Deferred rent	$-	$93,333	$93,333
Total Current Assets	-	244,691	93,333

Deferred rent, net of current portion	-	147,778	147,778
Right of use asset	-	200,207	200,207
Total Assets	$468,882	$910,201	$441,318

Accrued Liabilities	$-	$75,131	$75,131
Total Current Liabilities	-	1,154,506	1,154,506

Right of Use Liabilities, net of Current Portion	-	140,076	140,076
Total Liabilities	1,079,375	1,294,582	215,207

Common Stock	322,034	326,034	4,000
Additional Paid-in Capital	313,861	589,861	276,000
Accumulated Deficit	(1,246,387)	(1,300,276)	(53,889)
Total Stockholders’ Deficit	(610,492)	(384,381)	226,111
Total Liabilites and Stockholders’ Deficit	$468,882	$910,201	$441,318

The following is the impact of the restatement on the consolidated statements of operations for the three and nine months ended September 30, 2019:

	Three Months Ended
	September 30, 2019		Change
	(as reported)	(as restated)

General and Administrative Expenses	$213,917	$246,251	$32,333
Total Costs and Expenses	222,401	254,734	32,333
Net Loss	$(212,885)	$(245,219)	$(32,333)
Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.01)	$(0.00)

	Nine Months Ended
	September 30, 2019		Change
	(as reported)	(as restated)

General and Administrative Expenses	$938,777	$992,666	$53,889
Total Costs and Expenses	1,015,115	1,069,003	53,889
Net Loss	$(995,073)	$(1,048,962)	$(53,889)
Basic and Diluted Net Loss per Common Share	$(0.03)	$(0.03)	$(0.00)

The following is the impact of the restatement on the consolidated statement of cash flows for the nine months ended September 30, 2019:

	Nine Months Ended
	September 30, 2019		Change
	(as reported)	(as restated)

Net Loss	$(995,073)	$(1,048,962)	$(53,889)
Deferred Rent	-	38,889	38,889
Right of Use Asset and Liability	-	15,000	15,000
Net Cash Used in Operating Activities	$(399,105)	$(399,105)	$(0)

Non-Cash Investing and Financing Actity
Common Stock Issued in Connection with Operating Lease	$-	$280,000	$280,000

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

NOTE 9 – LEASE AGREEMENT (AS RESTATED)

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of April 2020.

PURE HARVEST CANNABIS GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive and Financial Officer

