Form 10-K
period 2019-12-31
Pure Harvest Cannabis Group, Inc.
filed 2020-04-27
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2019

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: 333-212055

PURE HARVEST CANNABIS GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado	71-0942431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2401 E. 2nd Avenue, Suite 600

Denver, CO 80206

(Address of principal executive offices, including Zip Code)

(800) 924-3716

(Registrant’s telephone number, including area code)

N/A

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $12,015,000.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 30,465,330 shares of common stock as of March 31, 2020.

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

Although the Company will assess the risks inherent in a particular target business which it may acquire, this assessment may not result in the identification of all risks that a target business may encounter. Furthermore, some of those risks may be outside of the Company’s control, meaning that the Company can do nothing to control or reduce the chances that those risks will adversely impact a target business.

The acquisition of marijuana dispensaries and cultivation/manufacturing/processing facilities is subject to the approval of government authorities which license and regulate marijuana dispensaries in their applicable jurisdictions. No assurance can be given that any such approvals can be obtained.

Prolific Nutrition

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

In connection with this acquisition, Daniel Garza, a member of Prolific, was appointed as the Company’s Chief Marketing Officer and a director.

Solar Cultivation Technologies, Inc.

On November 4, 2019 the Company signed an Agreement which provides the Company the option to acquire all of the assets of Solar Cultivation Technologies, Inc. (“SCT”). SCT has developed a proprietary set of technologies and processes to cultivate cannabis using solar power and battery storage.

The Agreement provides the Company with two alternatives (either of which can be selected by the Company in its sole discretion) for acquiring the assets of SCT.

Valuation Method One:

(ANI x PE) - L = A

A/ASP = S

Where:

ANI	=	Annual Net Income of SCT for most recent fiscal year

PE	=	Price Earnings Ratio (Same PE ratio applicable to Pure Harvest. If Pure Harvest does not have net income, PE ratio will be 10)

L	=	Total liabilities of SCT.

A	=	Amount to be paid for all assets of SCT.

ASP	=	Pure Harvest’s average closing price for 30 days prior to exercising option to acquire all assets of SCT.

S	=	Number of Pure Harvest shares to be issued for all assets of SCT.

If option is exercised, Pure Harvest will assume all disclosed liabilities of SCT.

Requirements

Option to acquire the assets of SCT pursuant to Alternative One cannot be exercised:

●	unless ANI is at least $1,500,000;

●	after April 1 2022;

●	unless SCT has positive shareholder’s equity, and

●	unless the total liabilities of SCT do not exceed 150% of SCT’s net cash flow from operating activities during the prior twelve months.

Valuation Method Two:

Where:

A/ASP	=	S

A	=	Price to be paid for all assets of SCT. Price will equal value of SCT based upon an independent third party valuation.

ASP	=	Pure Harvest’s average closing price for 30 days prior to exercising option to acquire all assets of SCT

S	=	Number of Pure Harvest shares to be issued for all assets of SCT.

If option is exercised, Pure Harvest will assume all disclosed liabilities of SCT.

Requirements

Option to acquire the assets of SCT pursuant to Alternative Two cannot be exercised:

●	after April 1, 2022.

As of March 31, 2020 SCT had no revenues and nominal assets and liabilities.

Love Pharm, LLC

On February 12, 2020, the Company entered into an Operating Agreement with Dr. James Rouse, MD regarding the ownership, operation, and management of Love Pharm, LLC. Love Pharm was organized to formulate, develop, manufacture, and brand hemp/CBD products for sale and distribution as well as to form a multi-channel media platform for public and patient education regarding the endocannabinoid system utilizing Dr. Rouse’s name, public image and his extensive experience and expertise in medicine and entrepreneurship. Under the Operating Agreement between the Company and Dr. Rouse, the Company owns 51% of Love Pharm and has a right of first refusal to purchase the remaining 49% of Love Pharm from Dr. Rouse. Additionally, Dr. Rouse will become the Company’s Chief Medical Advisor. Dr. Rouse will receive 100,000 shares of the Company’s common stock for services provided to the Company. As of April 10, 2020 Love Pharm had not generated any revenue.

How Smooth It Is

On March 12, 2020 the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $1,500,000 in cash and 7,000,000 shares of the Company’s restricted common stock. HSII is a state-licensed medical marijuana processor based in Riverdale, Michigan and plans to offer a wide range of cannabis-infused products including chocolate bars, gummies, beverages, and other Pure Harvest branded products. HSII is based in a 5,800 square foot facility and has the capability of extracting, processing and manufacturing an array of products containing THC and CBD. HSII has also submitted applications for four dispensary licenses in Riverdale, White Cloud, Alma and Mount Pleasant, MI.

In connection with this acquisition, Leonard Cusenza, the principal shareholder of HSII, was appointed as HSII’s Chief Executive Officer. Mr. Cusenza brings over 20 years of business and confectionary manufacturing experience to the HSII’s operations. He has been operating a family owned candy business in Michigan for decades and has an exceptional depth of knowledge regarding confection and manufacturing operations.

The acquisition of the 51% interest in HSII is subject to a number of conditions, including the approval of the Michigan Department of Licensing and Regulatory Affairs (LARA).

HSII is in the development stage and as of March 31, 2020 had generated only limited revenue.

Sofa King Medical

On March 13, 2020 the Company entered into an agreement to acquire all of the outstanding membership interests in Sofa King Medicinal Wellness Products, LLC (“SKM”) for 3,000,000 shares of the Company’s common stock. The completion of the acquisition is subject to a number of conditions, including the approval of the acquisition by the Colorado Marijuana Enforcement Division (MED).

SKM is a vertically integrated cannabis operator located in Dumont, CO and has recently been approved to move its dispensary to a corner location along the busy I-70 corridor between Denver and Colorado’s world-class ski destinations.

On May 3, 2019 the Company leased two buildings, consisting of approximately 2,750 square feet combined, located in Dumont, Colorado. The lease expires on April 30, 2022, but may be renewed for an additional five years at the option of the Company. The monthly rent is $8,000 for the initial three year term, increasing to $10,000 per month if the Company elects to extend the term of the lease. The lease is a “triple net” lease, which requires the Company, in addition to the monthly rent, to pay the cost of all utilities, insurance, repairs, maintenance and real estate taxes. The Company plans to remodel the buildings so they can be used by SKM.

The Company has an option to purchase the buildings at price ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022. The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the buildings

EdenFlo, LLC

The Company is in negotiations to acquire substantially all of EdenFlo, LLC, a producer of CBD extracts and concentrates (“EdenFlo”). Upon the acquisition, EdenFlo will join Prolific Nutrition and Love Pharm, LLC to secure and expand the Company’s position in the national Hemp/CBD industry. EdenFlo manufactures a 99.9% pure CBD Isolate as well as a full-spectrum hemp distillate that contains more than 90% active cannabinoids. The full-spectrum distillate contains a number of cannabinoids, in addition to CBD, including trace amounts of THC. EdenFlo has developed a process to manufacture a 100% THC free distillate and markets this product along with its isolate and full-spectrum distillate products. These products are the raw materials required to produce the Company’s branded CBD consumer products and the acquisition of EdenFlo will support the Company’s manufacturing operations by supplying the Company’s raw materials requirements.

The acquisition of EdenFlo will involve the issuance of shares of the Company’s common stock and will be subject to a number of conditions, including the execution of a definite agreement between the parties.

Market Conditions

Legal marijuana sales in North America reached $14billion in 2019, according to ArcView Market Research/BDS Analytics. The research firm projects sales to increase to $24.5 billion by 2021.

Adult-Use marijuana is now legal in 11 states and the District of Columbia, and medical marijuana is legal in 33 states and the District of Columbia.

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

As of March 31, 2020, 33 states and the District of Columbia allowed their citizens to use Medical Marijuana. Additionally, 11 states, the District of Columbia and the country of Canada have legalized cannabis for recreational use by adults. However, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.

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

However, on March 21, 2018, President Trump signed a $1.3 trillion budget bill that includes a provision that prevents the Justice Department, including the Drug Enforcement Administration, from using funds to arrest or prosecute patients, caregivers, and businesses that are acting in compliance with state medical marijuana laws. This provision, known as the Rohrabacher-Blumenauer Amendment, prohibits the Justice Department from using federal funds to interfere with state medical marijuana programs.

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

General

Our principal executive offices are located at 2401 E. 2nd Avenue, Suite 600, Denver, CO 80206. Our main telephone number is (800) 924-3716. Our website is www.pureharvestcannabis.com. As of March 31, 2020 we had 25full time employees.

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

As of March 31, 2020, 33 states in the U.S. and the District of Columbia allow its citizens to use medical marijuana. Additionally, 11 states, the District of Columbia and the country of Canada have legalized cannabis for recreational use by adults. However, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Trump administration will not materially change its stated policy regarding the low-priority enforcement of federal laws. Additionally, the Trump administration, and any new administration that follows, could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to the Company and its shareholders.

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

Impact of the Coronavirus

The Company’s business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have temporarily closed due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. International stock markets have reflected the uncertainty associated with the slow-down in the world economies. The significant declines in the Dow Industrial Average were also largely attributed to the effects of COVID-19. The Company is still assessing the impact COVID-19 may have on its business, but there can be no assurance that this analysis will enable the Company to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

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

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB market under the symbol “PHCG”.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Period	Low	High

March 31, 2018	$1.03	$0.05
June 30, 2018	$0.55	$0.21
September 30, 2018	$0.45	$0.11
December 31, 2018	$0.95	$0.25

March 31, 2019	$0.60	$0.80
June 30, 2019	$0.45	$0.80
September 30, 2019	$0.26	$0.65
December 31, 2019	$0.42	$0.55

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 25,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management. As of March 31, 2020, no preferred shares were outstanding.

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

On September 6, 2019 the Company acquired all of the outstanding membership interests in Prolific Nutrition, LLC and Gratus Living, LLC (collectively “Prolific Nutrition”) for 400,000 shares of the Company’s restricted common stock. Prolific Nutrition and Gratus Living are Colorado-based hemp/CBD companies that have developed and now market a line of CBD products directly to consumers. Prolific Nutrition and Gratus Living currently offer CBD oil tincture, CBD oil gummies, CBD oil capsules, CBD oil lotion, hemp oil and lip balm. Prolific Nutrition and Gratus Living have also developed and now market hemp extract dietary supplements, hemp extract capsules for pain and hemp extract pet treats for dogs and cats.

The Company will continue to collect royalties for licensing the Company’s patent and trademarks in connection with the manufacturing and sale of the Pocket Shot branded specialty alcohol beverage pouches.

Results of Operations

Material changes in the line items in the Company’s Statement of Operations for the year ended December 31, 2019 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Operating Expenses	I	Increase was primarily due to (i) salary expenses, as well as legal and accounting services as the Company commenced its new business and (ii) stock based compensation.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the years ended December 31, 2019 and 2018 are shown below:

	2019	2018
Cash used in operations	$(917,417)	$(1,127)
Cash used in investing activities	(2,532,015)	—
Provided by financing activities	5,092,178	—

On March 6, 2020, the Company borrowed $1,500,000 from an unrelated third party. The loan is evidenced by a promissory note which bears interest at 8% per year.

The note is due and payable as follows:

●	$500,000, together with all accrued and unpaid interest, on April 13, 2020

●	$1,000,000, together with all accrued and unpaid interest, on May 6, 2020

Accrued interest will be paid in shares of the Company’s common stock based upon a 25% discount to the ten day average closing price of the Company’s common stock immediately prior to May 6, 2020. Accrued interest will include 150,000 additional shares of the Company’s common stock and warrants to purchase 150,000 shares of the Company’s common stock. The warrants are exercisable at any time on or before January 1, 2025 at a price of $2.00 per share.

The first payment of $500,000 was made on a timely basis.

On April 20, 2020, the holder of the Note agreed to extend the due date for the $1,000,000 payment from May 6, 2020 to June 15, 2020. In consideration for extending the repayment date for the second amount to June 15, 2020, the Company issued to the note holder 200,000 shares of its common stock, and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025. A late payment penalty of $5,000 per day will be due if the $1,000,000 is not paid by June 15, 2020.

Except as disclosed elsewhere in this report, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, the Company’s liquidity increasing or decreasing in any material way.

The Company may sell additional shares of common stock and/or other securities to raise capital for its operations. There is no assurance that the Company will be successful in raising any additional capital.

Off Balance Sheet Arrangements

As of December 31, 2019, the Company did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the December 31, 2019 financial statements included as part of this report for a description of the Company’s critical accounting policies and estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See financial statements attached to this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2019 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Matthew Gregarek	40	Chief Executive, Chairman, Financial and Accounting Officer and a Director
Daniel Garza	35	Chief Marketing Officer and a Director

Matthew Gregarek has been our Chief Executive, Chairman, and Financial and Accounting Officer since July 29, 2019. Mr. Gregarek founded Alternity Capital Management, LLC (ACM) in 2010, which specializes in providing alternative investments to the private sector that are non-correlated to the typical capital markets, mainly focusing in the automobile financial sector. He has grown ACM to $15mm in assets under management, and has performed duties at ACM involving financial management since 2012. Prior to founding ACM, Mr. Gregarek was the managing partner of Access Capital Investment Group, LLC, (“ACIG”) and the manager of a privately funded auto acquisition company called Capex Acquisitions, LLC, where he specialized in portfolio management, business development, and investor relations. He helped grow ACIG to $20 million under management before selling all of his interest in ACIG in May, 2010. Mr. Gregarek has been a director of the Company since July 2, 2015. Mr. Gregarek received a B.S. in finance from the University of Colorado. We believe Mr. Gregarek is qualified to act as a director as a result of his experience in finance and business development.

Daniel Garza has been an officer and director of the Company since September 7, 2019. Mr. Garza brings over 10 years of business and marketing experience to the Company. In 2009 he founded Denver Print Company, grew it into a multi-million dollar business in less than five years and has consistently grown the business by 30% year over year since its inception. Mr. Garza was hired as the Chief Executive Officer of Prolific Nutrition in 2018 where he branded Colorado CBD Oil and launched Wild Pet Blends. We believe Mr. Garza is qualified to act as a director as a result of his business and marketing experience.

The Company’s directors serve until the next annual meeting of our shareholders and until their successors have been duly elected and qualified. The Company’s officers serve at the discretion of our directors. The Company does not compensate any person for acting as a director.

On July 29, 2019 David Lamadrid and Sterling Scott resigned as officers and directors of the Company.

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. None of our directors are independent, as that term is defined in the rules of the NYSE American. None of our directors is considered a “Financial Expert”.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions since one person, Matthew Gregarek, serves in all the above capacities.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our officers during the fiscal years ended December 31, 2019 and 2018.

Name & Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All other compensation ($) (3)	Total ($)
Matthew Gregarek, CEO (1)	2019	-	-	-	-	-	-
	2018	-	-	-	-	-	-

Jarrold Bachmann, CEO (2)	2018	-	-	-	-	-	-

Daniel Garza, Chief Marketing Officer (4)	2019	-	-	-	-	-	-

(1)	Mr. Gregarek has been an officer since July, 2019.

(2)	Mr. Bachmann, who was our Chief Executive Officer in 2017 and 2018, resigned as an officer and director on December 31, 2018.

(3)	On January 1, 2006, we entered into an agreement with Mr. Bachmann which provided that we would pay $1.20 to Mr. Bachmann for each case of Pocket Shot Pouches (consisting of between 60 and 120 pouches per case) sold by the Company or its licensee(s).

(4)	Mr. Garza has been an officer since September, 2019.

During the two years ended December 31, 2019:

●	we did not grant any options to any officer or director,
●	none of our officers or directors exercised any options, and
●	no options previously granted to any officer or director expired.

As of March 31, 2020, we had outstanding warrants which allowed the holders to purchase up to 500,000 shares of our common stock at a price of $4.00 per share at any time on or before December 31, 2021.

We do not currently compensate our Directors for acting such as.

The following shows the amounts we expect to pay to our officers and the amount of time these persons expect to devote to our business during the year ending December 31, 2020.

Name	Projected Monthly Compensation	Percent of Time to Be Devoted to the Company’s Business

Matthew Gregarek	$14,583	100%
Daniel Garza	$12,500	100%

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of March 31, 2020, of those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each of the Company’s directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

Matthew Gregarek	1,700,000	5.6%

Daniel Garza	228,000	0.7%

All officers and directors as a group (two persons)	1,928,000	6.3%

Mr. Gregarek acquired 1,000,000 of his shares in connection with the Company’s acquisition of PHC.

In connection with the Company’s acquisition of PHC the Company issued warrants to the former shareholders of PHC, including the person shown below:

Name	Shares issuable upon the exercise of warrants	Exercise Price	Expiration Date

Matthew Gregarek	500,000	$4.00	12/31/21

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2019 and 2018 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2019	2018

Audit fees	$75,600	$18,620
Audit-related fees	$9,030	—
Tax fees		—
All other fees		—
Total fees	$84,630	$18,620

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

PURE HARVEST CANNABIS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Pure Harvest Cannabis Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Harvest Cannabis Group, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the fmancial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant.accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Si BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2015

Lakewood, CO

April 27, 2020

Pure Harvest Cannabis Group, Inc.

Consolidated Balance Sheets

	As of December 31, 2019	As of December 31, 2018
ASSETS
Current assets
Cash	$1,665,247	$22,501
Accounts receivable	1,653	22,802
Interest receivable	8,194	-
Inventory	70,091	63,940
Deferred rent	93,333	-
Total current assets	1,838,518	109,243

Long-term assets
Machinery and equipment	331,383	305,165
Accumulated depreciation	(287,249)	(274,615)
Deferred rent, net of current portion	132,223	-
Right of use asset	184,685	-
Notes receivable	2,450,000	-
Goodwill	141,453	-
Other assets	15,000	-
Total assets	$4,806,013	$139,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$115,126	$104,330
Accrued interest	23,890	-
Accrued expenses	75,131	36,000
Royalty payable	770	194
Due to related parties	116,667	19,889
Loans	-	117,000
Convertible notes payable, net of discount of $41,695	958,305	-
Total current liabilities	1,289,889	277,413

Long term liabilities
Right of use liability	133,554	-
Total liabilities	1,423,443	277,413

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 37,716,330 and 31,523,330 shares issued and outstanding as of December 31, 2019 and 2018, respectively	377,164	315,233
Additional paid-in capital	4,391,587	(201,539)
Accumulated deficit	(1,386,181)	(251,314)
Total stockholders’ deficit	3,382,570	(137,620)
Total liabilities and stockholders’ deficit	$4,806,013	$139,793

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Operations

For The Years Ended December 31, 2019 and 2018

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

REVENUES
Royalty income	$38,550	$-

Cost of sales	38,153	-

Gross margin	397	-

OPERATING EXPENSES
Advertising and promotion	186,876	-
General and administrative expenses	802,937	46,169
Travel and entertainment	81,816	-
Depreciation expense	12,634	-
Total operating expenses	1,084,263	46,169

Loss from operations	(1,083,866)	(46,169)

Other income (expense):
Interest expense	(26,195)	-
Other income (expense)	9,926	-
Bad debt expense	(34,732)	-
Total other income (expense)	(51,001)	-

Loss before provision for income taxes	(1,134,867)	(46,169)

Provision for income taxes	-	-

NET LOSS	$(1,134,867)	$(46,169)

Basic and diluted net loss per common share	$(0.03)	$(0.01)
Basic and diluted weighted-average number of common shares outstanding	33,096,662	8,953,008

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Cannabis Group, Inc.

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2019 and 2018

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,134,867)	$(46,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,634	-
Stock-based compensation	133,000	-
Amortization of debt discount	2,305	-
Changes in operating assets and liabilities:
Accounts receivable	21,149	-
Interest receivable on notes receivable	(8,194)	-
Inventory	(6,151)	-
Other assets	(15,000)	-
Deferred rent	54,444	-
Accounts payable	10,797	500
Accrued interest	23,890	-
Accrued expense	39,131	36,000
Royalty payable	576	-
Right of use asset and liability	(51,131)	-
Net cash used in operating activities	(917,417)	(9,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(2,450,000)	-
Net cash received (paid) in connection with acquisition	(55,797)	22,501
Purchase of machinery and equipment	(26,218)	-
Net cash used in investing activities	(2,532,015)	22,501

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) from (to) related parties, net	96,778	8,542
Proceeds from issuance of convertible notes payable	1,000,000	-
Proceeds from sale of common stock	4,045,500	-
Payment of offering costs	(50,100)	-
Net cash provided by financing activities	5,092,178	8,542

Change in cash and cash equivalents	1,642,746	21,374
Cash and cash equivalents, beginning of year	22,501	1,127
Cash and cash equivalents, end of year	$1,665,247	$22,501

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature recorded on convertible debt	$44,000	$-
Common stock issued for conversion of notes payable	$117,000	$-
Common stock issued for business acquisitions	$85,656	$-
Common stock issued in connection with operating lease	$280,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Pure Harvest Cannabis Group, Inc.

Statements of Stockholders’ Deficit

For The Years Ended December 31, 2019 and 2018

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2017	17,906,016	$179,060	$(179,036)	$(205,145)	$(205,121)

Issuance of stock for acquisition	13,617,314	136,174	(22,503)	-	113,671
Net loss	-	-	-	(46,169)	(46,169)
Balance, December 31, 2018	31,523,330	315,234	(201,539)	(251,314)	(137,619)

Stock-based compensation	280,000	2,800	130,200	-	133,000
Stock returned by former executives	(2,750,000)	(27,500)	27,500	-	-
Issuance of stock for acquisition	172,000	1,720	83,936	-	85,656
Issuance of stock to note holders	-	-	117,000	-	117,000
Issuance of stock for lease	400,000	4,000	276,000	-	280,000
Issuance of stock to investors	8,091,000	80,910	3,964,590	-	4,045,500
Offering costs	-	-	(50,100)	-	(50,100)
Beneficial conversion feature	-	-	44,000	-	44,000
Net loss	-	-	-	(1,134,867)	(1,134,867)
Balance, December 31, 2019	37,716,330	$377,164	$4,391,587	$(1,386,181)	$3,382,570

The accompanying notes are an integral part of these consolidated financial statements.

Pure Harvest Cannabis Group, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

As a result of the acquisition of PHCP, the Company’s new business involves the acquisition and operation of licensed marijuana cultivation facilities, manufacturing facilities and dispensaries.

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

The following summarized unaudited consolidated pro forma information shows the results of operations of the Company had the reverse acquisition occurred on January 1, 2018:

Pro-forma:

	2018

Revenues	$105,869
Net Loss	$(103,460)	)
Net loss per common share – basic and diluted	$(0.01)	)

The summarized consolidated pro forma results are not necessarily indicative of results which would have occurred if the reverse acquisition had been in effect for the periods presented. Further, the summarized unaudited consolidated pro forma results are not intended to be a projection of future results.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management plans to fund future operations by raising capital and or seeking joint venture opportunities.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in ASC 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, PHCP and Prolific Nutrition (Note 10). All significant consolidated transactions and balances have been eliminated in consolidation. The operations of PHCP are included in the consolidated financial statement from the date of acquisition of December 31, 2018 onward. The operations of Prolific Nutrition are included in the consolidated financial statement from the date of acquisition of September 30, 2019 onward.

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

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of December 31, 2019 and 2018, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

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

Machinery and Equipment

Machinery and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant machinery and equipment categories are five years.

Impairment of Long-Lived Assets and Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. There were no impairments recorded during the year ended December 31, 2019.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performed its annual test on December 31, 2019 for which no impairments were recorded.

Lease Commitments

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line item as expense arising from fixed lease payments. As of December 31, 2019, management determined that there were no variable lease costs.

Convertible Debt and Convertible Preferred Stock

When the Company issues convertible debt or convertible preferred stock, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480, “Distinguishing Liabilities from Equity”, and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a standalone instrument, meets the definition of an “embedded derivative” in ASC 815, Derivatives and Hedging. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the consolidated balance sheet at fair value, with any changes in its fair value recognized currently in the consolidated statements of operations.

If a conversion feature does not meet the conditions to be separated and accounted for as an embedded derivative liability, the Company then determines whether the conversion feature is “beneficial”. A conversion feature would be considered beneficial if the conversion feature is “in the money” when the host instrument is issued or, under certain circumstances, later. If convertible debt contains a beneficial conversion feature (“BCF”), the amount of the amount of the proceeds allocated to the BCF reduces the balance of the convertible debt, creating a discount which is amortized over the debt’s term to interest expense in the consolidated statements of operations.

When a convertible preferred stock contains a BCF, after allocating the proceeds to the BCF, the resulting discount is either amortized over the period beginning when the convertible preferred stock is issued up to the earliest date the conversion feature may be exercised, or if the convertible preferred stock is immediately exercisable, the discount is fully amortized at the date of issuance. The amortization is recorded similar to a dividend.

Offering Costs

The Company accounts for offering costs in accordance with FASB ASC 340, “Other Assets and Deferred Costs” Prior to the completion of an offering, offering costs will be capitalized as deferred offering costs on the balance sheet. The deferred offering costs will be charged to stockholders’ equity or as a reduction of debt upon the completion of an offering or to expense if the offering is not completed.

Business Combinations

The Company accounts for businesses it acquires in accordance with ASC Topic 805, “Business Combinations”, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

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

General and Administrative

This category includes salaries and costs of legal and accounting, telephone, office supplies, product samples, insurance, registration costs, and consulting expenses.

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

Income Taxes

The Company is taxed as a C-Corporation, whereby it is subject to federal and state income taxes. The Company follows ASC 740, Income Taxes for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known.

As of December 31, 2019 and 2018, the Company’s deferred tax assets consisted entirely of net operating losses to which there is a full valuation allowance applied. In addition, as of December 31, 2019 all tax years since 2016 are open for examination for which not current examinations are in progress.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2019 and 2018, due to the short-term nature of these instruments.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2019 and 2018, dilutive instruments consisted of convertible notes payable and warrants to purchase shares of the Company’s common stock, the effects of which to net loss are anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU, Leases (ASC 842), which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. Lessor accounting under the standard is substantially unchanged. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

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

The Company has inventoried all leases where the Company is a lessee as of the initial date of application and has examined other contracts with suppliers, vendors, customers and other outside parties to identify whether such contracts contain an embedded lease as defined under the new guidance. As of December 31, 2019, the Company has one lease to which requires treatment under ASC 842. The lease was entered into during May 2019 and didn’t impact periods prior to then. The adoption of ASC 842 had a material effect on the consolidated financial statements. In addition, the Company will review for the existence of embedded leases in future agreements. See Note 9 for additional information.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective January 1, 2019, the Company entered into employment agreements with its two officers. Under the terms of the agreement the combined minimum annual compensation is $350,000. During the year ended December 31, 2019, the Company accrued $188,388 in connection with these agreements and $24,715 for expenses, both of which are included in due to related parties on the accompanying consolidated balance sheet and within general and administrative expenses on the accompanying statement of operations. See Note 6 for discussion regarding common stock issued in connection with the employment agreements.

On July 30, 2019, the two officers referred to above resigned as officers and directors of the Company. In connection with their resignations Mr. Lamadrid agreed to return to the Company 1,750,000 shares, and Mr. Scott agreed to return to the Company 1,200,000 shares of the Company’s common stock. These shares, upon their return to the Company, were cancelled and now represent authorized but unissued shares.

Prior to the reverse acquisition, the Company entered into an agreement with Jarrold R. Bachmann, a former officer and a current shareholder, to pay royalties of $1.20 on a per case basis for sales of the Company’s product: The Pocket Shot. Amounts due as of December 31, 2019 and 2018 under the agreement were insignificant.

NOTE 4 – ROYALTY INCOME

Under the terms of an existing license agreement, for which was entered into prior to the reverse acquisition, the Company receives royalty income in exchange for the license to manufacture, fill and distribute the Company’s Pocket Shot product, a plastic pouch containing specialty alcohol beverages. The initial term of the agreement was for five years, expiring in 2010, with automatic renews for succeeding terms of two years each unless either party has given a written notice of its election to terminate the agreement at least one hundred, eighty calendar days prior to the end of any initial or extended term.

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

NOTE 5 - EARNEST MONEY DEPOSIT

In February 2019 the Company entered into an agreement to buy property located approximately 35 miles west of Denver, Colorado. As required by the agreement, the Company placed an earnest money deposit of $20,000 with an escrow agent. The deposit of $20,000 was to be applied to the purchase price at closing. The Company subsequently assigned its rights to purchase the property to an unrelated third party and then leased the property from the unrelated third party. The Company has determined it will not receive any credit for the deposit and has charged the amount to general and administrative expense. See Note 9 for additional information.

NOTE 6 –NOTES PAYABLE

Promissory Notes

In 2017, the Company entered into three promissory notes with third parties. Total proceeds received were $117,000 for which were used for operations. The promissory notes are unsecured, payable on demand and do not incur interest. In 2019, one of the note holders and existing shareholder forgave their promissory note and transferred shares of common stock held by the shareholder to the other note holders in satisfaction of the promissory notes. The promissory notes were reclassed to additional paid-in capital due the transaction being for the behalf of the Company by the shareholder.

Convertible Notes Payable

During the year ended December 31, 2019, the Company issued a series of convertible notes with original principal balances of $1,000,000. The convertible notes mature at dates ranging from November 1, 2021 to December 1, 2021 and incur interest at 20% per annum. In addition, convertible notes are convertible upon issuance at a fixed price of $0.50 per common share. In connection with the issuance, the Company recorded a beneficial conversion feature of $44,000 resulting in a discount to the convertible notes. The discount is being amortized to interest expense using the straight-line method, due to the short-term nature of the convertible notes, over the term. During the year ended December 31, 2019, the Company amortized $2,305 to interest expense. The remaining discount of $41,695 is expected to be amortized in 2020 of $22,910 and 2021 of $18,795. The convertible notes include other provisions such as first right of refusal on additional capital raises, authorization of holder to incur debts senior to the convertible notes, etc. Additionally, should the holder exercise the option to exercise, a warrant to purchase an additional share of common stock for which the terms aren’t defined in the agreement. Thus, the issuance of the warrant is a contingent to which the Company hasn’t accounted for. Should warrants be ultimately issued, the Company expects to record the fair value of such as additional interest expense.

NOTE 7 – NOTES RECEIVABLE

In May and June 2019, the Company advanced $28,593 to two unrelated individuals in connection with potential acquisitions for the Company. The amounts are to be repaid, without interest, in October 2019. As of December 31, 2019, the Company has continued collection efforts on these notes receivable but has provided an allowance of such due to the unlikelihood of closing the acquisitions or collecting on the notes receivable.

In December 2019, the Company advanced $800,000 to How Smooth It Is, Inc. in connection with the potential acquisition of that entity by the Company. The note receivable is due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In March 2020, the Company entered into an acquisition agreement to acquire the entity for which the note receivable was used to offset a portion of the purchase price, see Note 11 for additional information. On April 9, 2020, the company submitted the required applications to the Michigan Department of Licensing and Regulatory Affairs (LARA) to be approved and pre-qualified as a Processor to be added to the HSII license. Upon approval, PHCG will become 51% owners and can participate in revenue.

In December 2019, the Company advanced $1,650,000 to EdenFlo, LLC in connection with the potential acquisition of that entity by the Company. The note receivable is due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In addition, the note receivable is secured by all the asset of EdenFlo, LLC and the amount loaned represents the expected cash portion to be paid in connection with the acquisition. As of the date of this filing the Company is still reviewing the Share Exchange Agreement and anticipates closing on Eden Flow by the end of April 2020 or sooner.

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

Offering of Common Stock and Warrants

In February 2019, the Company commenced a private offering of its common stock for up to $10 million in proceeds. The Company is offering up to 20 million shares of common stock at a purchase price of $0.50 per share. In addition, for each share purchased the investor will receive a warrant to purchase one additional share of common stock at a price of $2.00 per share. The warrants expire on December 31, 2021 or sooner at the Company’s option, if the Company’s stock trades for a price of $3.00 per share for 10 days with an average volume of 100,000 shares per day. During the year ended December 31, 2019, the Company received $4,045,500 related to the sale of 8,091,000 shares of common stock and warrants. As of December 31, 2019, all shares of common stock have been issued and thus recorded within common stock and additional paid-in capital. Additionally, in connection with the private offering the Company issued warrants to purchase 8,091,000 shares of common stock based upon the terms disclosed above.

The Company incurred offering costs of $50,100 to placement agent in connection with the private offering. These offering costs have been offset against the proceeds received from the private offering. In addition, these placement agents received the option to purchase units at a $1.00 to per unit which consists of 2,000 shares of common stock and 2,000 warrants to purchase shares of common stock. The warrants have the same terms as the offering disclosed above. As of December 31, 2019, the placement agents had an option to purchase 41.50 units for which represent 83,500 shares of common stock and 83,500 warrants. An entry for the fair market value of common stock and warrants was not recorded as the entry would have been an increase and decrease to additional paid-in capital due to the common stock and warrants being issued in connection with the private offering.

Reverse Acquisition

See Note 1 for shares issued in connection with the reverse acquisition.

Satisfaction of Promissory Notes

See Note 4 for shares transferred by a shareholder in satisfaction of promissory notes.

NOTE 9 – LEASE AGREEMENT

In May 2019, the Company entered into a lease agreement for the property referred to in Note 5. The Company intends to use this property for a marijuana retail store. The initial term of the lease is for a period of three years. The Company has an option to purchase the property at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022. The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the property for which was recorded as deferred rent and is being amortized to rent expense using the straight line method over the term of the lease. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 10 percent within the calculation. The following are the expected lease payments as of December 31, 2019, including the total amount of imputed interest related:

Years ending December 31,:

2020	$96,000
2021	96,000
2022	56,000
Total	248,000
Less: Imputed Interest	(39,315)
Total	$208,685

NOTE 10 – ACQUISITION

On September 6, 2019 the Company acquired all of the outstanding membership interests in Prolific Nutrition, LLC and Gratus Living, LLC (collectively “Prolific Nutrition”) for 172,000 shares of the Company’s restricted common stock. The Company valued the shares of common stock at $85,656 based upon the closing market price of the Company’s common stock on the date of acquisition.

Prolific Nutrition and Gratus Living are Colorado-based hemp/CBD companies that have developed and now market a line of CBD products directly to consumers. Prolific Nutrition and Gratus Living currently offer CBD oil tincture, CBD oil gummies, CBD oil capsules, CBD oil lotion, hemp oil and lip balm. Prolific Nutrition and Gratus Living have also developed and now market hemp extract dietary supplements, hemp extract capsules for pain and hemp extract pet treats for dogs and cats.

The Company accounted for the transaction as follows:

Cash	$(15,000)
Payable on Acquisition	(50,000)
Common Stock	(1,720)
APIC	(83,936)
Cash (Acquired)	9,203
Goodwill	141,153

The purchase price for the acquisition was allocated to the fair value of the assets acquired and liabilities assumed based on the estimates of the fair values at the acquisition date, with the amount exceeding the estimated fair values being recorded as goodwill. The goodwill is not expected to be deductible for tax purposes.

Prolific Nutrition’s results of operations have been included in the Company’s operating results for the period subsequent to the acquisition on September 30, 2019. Prolific Nutrition contributed revenues of approximately $3,000 during the year ended December 31, 2019.

NOTE 11 – SUBSEQUENT EVENTS

On March 6, 2020, the Company borrowed $1,500,000 from an unrelated third party. The loan is evidenced by a promissory note which bears interest at 8% per year.

The note is due and payable as follows:

●	$500,000, together with all accrued and unpaid interest, on April 13, 2020
●	$1,000,000, together with all accrued and unpaid interest, on May 6, 2020

Accrued interest will be paid in shares of the Company’s common stock based upon a 25% discount to the ten day average closing price of the Company’s common stock immediately prior to May 6, 2020. Accrued interest will include 150,000 additional shares of the Company’s common stock and warrants to purchase 150,000 shares of the Company’s common stock. The warrants are exercisable at any time on or before January 1, 2025 at a price of $2.00 per share.

The first payment of $500,000 was made on a timely basis.

On April 20, 2020, the holder of the Note agreed to extend the due date for the $1,000,000 payment from May 6, 2020 to June 15, 2020. In consideration for extending the repayment date for the second amount to June 15, 2020, the Company issued to the note holder 200,000 shares of its common stock, and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025. A late payment penalty of $5,000 per day will be due if the $1,000,000 is not paid by June 15, 2020.

On February 12, 2020, the Company entered into an Operating Agreement with Dr. James Rouse, MD regarding the ownership, operation, and management of Love Pharm, LLC. Love Pharm was organized to formulate, develop, manufacture, and brand hemp/CBD products for sale and distribution as well as to form a multi-channel media platform for public and patient education regarding the endocannabinoid system utilizing Dr. Rouse’s name, public image and his extensive experience and expertise in medicine and entrepreneurship. Under the Operating Agreement between the Company and Dr. Rouse, the Company owns 51% of Love Pharm and has a right of first refusal to purchase the remaining 49% of Love Pharm from Dr. Rouse. Additionally, Dr. Rouse will become the Company’s Chief Medical Advisor. Dr. Rouse will receive 100,000 shares of the Company’s common stock for services provided to the Company. As of April 20, 2020 Love Pharm had not generated any revenue.

On March 12, 2020 the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $1,500,000 in cash and 7,000,000 shares of the Company’s restricted common stock. HSII is a state-licensed medical marijuana processor based in Riverdale, Michigan and plans to offer a wide range of cannabis-infused products including chocolate bars, gummies, beverages, and other Pure Harvest branded products. HSII is based in a 5,800 square foot facility and has the capability of extracting, processing and manufacturing an array of products containing THC and CBD. HSII has also submitted applications for four dispensary licenses in Riverdale, White Cloud, Alma and Mount Pleasant, MI

The acquisition of the 51% interest in HSII is subject to a number of conditions, including the approval of the Michigan Department of Licensing and Regulatory Affairs (LARA).

HSII is in the development stage and as of March 31, 2020 had generated only limited revenue.

On March 13, 2020 the Company entered into an agreement to acquire all of the outstanding membership interests in Sofa King Medicinal Wellness Products, LLC (“SKM”) for 3,000,000 shares of the Company’s common stock. The completion of the acquisition is subject to a number of conditions, including the approval of the acquisition by the Colorado Marijuana Enforcement Division (MED). SKM is a vertically integrated cannabis operator located in Dumont, CO.

The Company has evaluated subsequent events through the filing date of these consolidated financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit
Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the same exhibit filed with the Company’s annual report on Form 10-K for the year ended December 31, 2018

19

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April 2020.

PURE HARVEST CANNABIS GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 27, 2020	By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive, Financial and
Accounting Officer and a Director

April 27, 2020	By:	/s/ Daniel Garza
Daniel Garza
Director

20