Form 10-Q
period 2020-03-31
Pure Harvest Corporate Group, Inc.
filed 2020-06-29
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-212055

PURE HARVEST CORPORATE GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado	36-4752858
(State of Incorporation)	(IRS Employer ID Number)

2401 E. 2nd Avenue, Suite 600

Denver, CO 80206

(Address of principal executive offices)

(800) 560-5148

(Registrant’s Telephone number)

Pure Harvest Cannabis Group, Inc.

(Former Name, Former Address and Former fiscal year if changed since last report)

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

As of June 23, 2020 there were 45,066,330 outstanding shares of the registrant’s common stock.

Pure Harvest Corporate Group, Inc.

Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2020	As of December 31, 2019
ASSETS
Current assets
Cash	$1,481,898	$1,665,247
Accounts receivable	-	1,653
Interest receivable	72,937	8,194
Inventory	166,985	70,091
Deferred rent	-	93,333
Prepaid acquisition costs	1,650,000	-
Total current assets	3,371,820	1,838,518

Long-term assets
Machinery and equipment	334,835	331,383
Accumulated depreciation	(291,891)	(287,249)
Deferred rent, net of current portion	204,223	132,223
Right of use asset	165,902	184,685
Notes receivable and advances on pending acquisitions, net allowance of $33,000	1,930,529	2,450,000
Goodwill	141,453	141,453
Other assets	15,000	15,000
Total assets	$5,871,871	$4,806,013

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$99,915	$115,126
Accrued interest	83,095	23,890
Accrued expenses	112,114	75,131
Royalty payable	-	770
Due to related parties	72,917	116,667
Notes payable, net of discount of $56,100 and $0, respectively	1,443,900	-
Convertible notes payable, net of discount of $35,983 and $41,695, respectively	964,017	958,305
Total current liabilities	2,775,958	1,289,889

Long term liabilities
Right of use liability	112,893	133,554
Total liabilities	2,888,851	1,423,443

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 38,066,330 and 37,716,330 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	380,664	377,164
Additional paid-in capital	4,616,296	4,391,587
Accumulated deficit	(2,013,940)	(1,386,181)
Total stockholders’ deficit	2,983,020	3,382,570
Total liabilities and stockholders’ deficit	$5,871,871	$4,806,013

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

REVENUES
Royalty income	$1,090	$6,208

Cost of sales	-	2,026

Gross margin	1,090	4,182

OPERATING EXPENSES
Advertising and promotion	2,559	12,875
General and administrative expenses, including stock-based compensation of $11,502 in 2020	520,499	483,772
Travel and entertainment	35,151	18,081
Depreciation expense	4,642	3,158
Total operating expenses	562,851	517,886

Loss from operations	(561,761)	(513,704)

Other income (expense):
Interest expense	(130,741)	-
Interest income	65,565	-
Bad debt expense	(823)	-
Total other income (expense)	(65,998)	-

Loss before provision for income taxes	(627,759)	(513,704)

Provision for income taxes	-	-

NET LOSS	$(627,759)	$(513,704)

Basic and diluted net loss per common share	$(0.02)	$(0.02)
Basic and diluted weighted-average number of common shares outstanding	37,894,108	31,793,997

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(627,759)	$(513,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,642	3,158
Stock-based compensation	11,502	323,000
Amortization of debt discount	66,319	-
Changes in operating assets and liabilities:
Accounts receivable	1,653	16,730
Interest receivable on notes receivable	(64,743)	-
Inventory	(96,894)	1,699
Deferred rent	21,333	-
Accounts payable	(15,211)	76,450
Accrued interest	59,205	-
Accrued expense	36,983	(36,000)
Royalty payable	(770)	190
Right of use asset and liability	(1,878)	-
Due to related parties	-	94,194
Net cash used in operating activities	(605,618)	(34,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable and advances of pending acquisitions	(1,130,529)	-
Purchase of machinery and equipment	(3,452)	-
Earnest money deposit on lease	-	(20,000)
Net cash used in investing activities	(1,133,981)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) from (to) related parties, net	(43,750)	24,714
Proceeds from notes payable	1,500,000	-
Proceeds from sale of common stock	100,000	95,000
Net cash provided by financing activities	1,556,250	119,714

Change in cash and cash equivalents	(183,349)	65,431
Cash and cash equivalents, beginning of period	1,665,247	22,501
Cash and cash equivalents, end of period	$1,481,898	$87,932

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,217	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Discount on note payable due to common stock and warrants	$116,707	$-

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	37,716,330	$377,164	$4,391,587	$(1,386,181)	$3,382,570

Stock-based compensation	-	-	11,502	-	11,502
Issuance of common stock to note holder	150,000	1,500	115,207	-	116,707
Issuance of common stock to investor	200,000	2,000	98,000	-	100,000
Net loss	-	-	-	(627,759)	(627,759)
Balance, March 31, 2020	38,066,330	$380,664	$4,616,296	$(2,013,940)	$2,983,020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	31,523,330	$315,234	$(201,539)	$(251,314)	$(137,619)

Stock-based compensation	280,000	2,800	320,200	-	323,000
Net loss	-	-	-	(513,704)	(513,704)
Balance, March 31, 2019	31,803,330	$318,034	$118,661	$(765,018)	$(328,323)

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was formed as a Colorado corporation in April 2004.

On December 31, 2018, the Company acquired all of the outstanding common stock of Pure Harvest Cannabis Producers, Inc., (“PHCP”) in exchange for 17,906,016 (post-split) shares of the Company’s common stock. The transaction was accounted for as a reverse acquisition.

As a result of the acquisition of PHCP, the Company’s new business involves the acquisition and operation of licensed marijuana cultivation facilities, manufacturing facilities and dispensaries.

The Company will continue to collect royalties for licensing the Company’s patent and the trademarks in connection with manufacturing and sale of Pocket Shot branded specialty alcohol beverage pouches.

The Company changed its name to Pure Harvest Corporate Group, Inc. in February 2019.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of March 31, 2020 and the results of its operations for the three months then ended. Significant accounting policies have been consistently applied in the interim consolidated financial statements. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire year.

Going Concern

The Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management plans to fund future operations by raising capital and or seeking joint venture opportunities.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”).

The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, PHCP. All significant consolidated transactions and balances have been eliminated in consolidation. The operations of the Company are included in the consolidated financial statement from the date of the Agreement.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share-based payments and valuation of deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of six months or less to be cash equivalents.

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of March 31, 2020 and December 31, 2019, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2020 and December 31, 2019, due to the short-term nature of these instruments.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. For the three months ended March 31, 2020 and 2019, dilutive instruments consisted of convertible notes payable and warrants to purchase shares of the Company’s common stock, the effects of which to the net loss are anti-dilutive.

Recent Accounting Pronouncements

In December 2019, the FASB issued guidance that simplifies the accounting for income taxes by removing certain exceptions in existing guidance and improves consistency in application by clarifying and amending existing guidance. This guidance is effective for annual periods beginning after December 15, 2020, and interim periods within those annual periods, where the transition method varies depending upon the specific amendment. Early adoption is permitted, including adoption in any interim period. An entity that elects to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period, and all amendments must be adopted in the same period. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

In January 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”, which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This guidance is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company has reviewed the provisions of the new standard, but it is not expected to have a significant impact on the Company.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our consolidated financial statements.

NOTE 3 – ACQUISITIONS

On February 12, 2020, the Company entered into an Operating Agreement with Dr. James Rouse, MD regarding the ownership, operation, and management of Love Pharm, LLC. Love Pharm was recently organized in December 2019 to formulate, develop, manufacture, and brand hemp/CBD products for sale and distribution as well as to form a multi-channel media platform for public and patient education regarding the endocannabinoid system utilizing Dr. Rouse’s name, public image and his extensive experience and expertise in medicine and entrepreneurship. Under the Operating Agreement between the Company and Dr. Rouse, the Company owns 51% of Love Pharm and has a right of first refusal to purchase the remaining 49% of Love Pharm from Dr. Rouse. Additionally, Dr. Rouse will become the Company’s Chief Medical Advisor. Dr. Rouse will receive 400,000 shares of the Company’s common stock for services provided to the Company. See Note 7 for additional information regarding issuance of common stock to Dr. Rouse. As of the date of this filing Love Pharm has yet to commence operations.

On March 12, 2020, the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $1,500,000 in cash and 7,000,000 shares of the Company’s restricted common stock. HSII is a state-licensed medical marijuana processor based in Riverdale, Michigan and plans to offer a wide range of cannabis-infused products including chocolate bars, gummies, beverages, and other Pure Harvest branded products. HSII is based in a 5,800 square foot facility and has the capability of extracting, processing and manufacturing an array of products containing THC and CBD. HSII has also submitted applications for four dispensary licenses in Riverdale, White Cloud, Alma and Mount Pleasant, MI. The acquisition of the 51% interest in HSII is subject to a number of conditions, including the approval of the Michigan Department of Licensing and Regulatory Affairs (LARA). As of the date of this filing, the acquisition of HSII hasn’t been finalized. HSII is in the development stage and as of March 31, 2020 has generated a limited amount of revenue.

On March 13, 2020, the Company entered into an agreement to acquire all of the outstanding membership interests in Sofa King Medicinal Wellness Products, LLC (“SKM”) for 3,000,000 shares of the Company’s common stock. The completion of the acquisition is subject to a number of conditions, including the approval of the acquisition by the Colorado Marijuana Enforcement Division (MED). SKM is a vertically integrated cannabis operator located in Dumont, CO. As of the date of this filing, the acquisition of SKM hasn’t been finalized.

On April 24, 2020, the Company acquired substantially all of the assets of EdenFlo, LLC (“EdenFlo”), a producer of CBD extracts and concentrates, for 7,000,000 shares of the Company’s common stock and the release of its obligation of a previous promissory note in the amount of $1,650,000.

EdenFlo will join Prolific Nutrition and Love Pharm, LLC to secure and expand the Company’s position in the national Hemp/CBD industry. EdenFlo is a large-scale Colorado-based hemp-CBD producer and manufacturer of pure isolate and full-spectrum hemp. EdenFlo’s wholesale isolate is made from the highest quality ingredients, utilizing only the best extraction and distillation methods to ensure a final product of extreme purity. Their scientific procedures used for the remediation of THC provide the cleanest broad-spectrum (distillate) oil available in the cannabis extraction industry. The acquisition of EdenFlo will support the Company’s manufacturing operations by supplying the Company’s raw materials requirements for its branded products.

NOTE 4 – NOTES RECEIVABLE

In May and June 2019, the Company advanced $28,593 to two unrelated individuals in connection with potential acquisitions for the Company. The amounts were to be repaid, without interest, in October 2019. As of March 31, 2020 and December 31, 2019, the Company has continued collection efforts on these notes receivable but has provided an allowance of such due to the unlikelihood of closing the acquisitions or collecting on the notes receivable.

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

In December 2019, the Company advanced $1,650,000 to EdenFlo, LLC in connection with the potential acquisition of that entity by the Company. The note receivable is due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In addition, the note receivable is secured by all the asset of EdenFlo, LLC and the amount loaned represents the expected cash portion to be paid in connection with the acquisition. See Note 3 for discussion regarding the acquisition of EdenFlo in April 2020.

NOTE 5 – LEASE AGREEMENT

In May 2019, the Company entered into a lease agreement for property to be used as a marijuana retail store. The initial term of the lease is for a period of three years. The Company has an option to purchase the property at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022. The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the property for which was recorded as deferred rent and is being amortized to rent expense using the straight line method over the term of the lease. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 10 percent within the calculation.

NOTE 6 –NOTES PAYABLE

Convertible Notes Payable

During the year ended December 31, 2019, the Company issued a series of convertible notes with original principal balances of $1,000,000. The convertible notes mature at dates ranging from November 1, 2021 to December 1, 2021 and incur interest at 20% per annum. In addition, convertible notes are convertible upon issuance at a fixed price of $0.50 per common share. In connection with the issuance, the Company recorded a beneficial conversion feature of $44,000 resulting in a discount to the convertible notes. The discount is being amortized to interest expense using the straight-line method, due to the short-term nature of the convertible notes, over the term. During the three months ended March 31, 2020 and 2019, the Company amortized $5,712 and $0, respectively, to interest expense. The remaining discount of $35,983 is expected to be amortized in 2020 of $17,198 and 2021 of $18,785. The convertible notes include other provisions such as first right of refusal on additional capital raises, authorization of holder to incur debts senior to the convertible notes, etc. Additionally, should the holder exercise the option to exercise, a warrant to purchase an additional share of common stock for which the terms are not defined in the agreement. Thus, the issuance of the warrant is contingent to which the Company has not accounted for. Should warrants be ultimately issued, the Company expects to record the fair value of such as additional interest expense.

Notes Payable

On March 6, 2020, the Company borrowed $1,500,000 from an unrelated third party. The loan is evidenced by a promissory note which bears interest at 8% per year.

The note is due and payable as follows:

●	$500,000, together with all accrued and unpaid interest, on April 13, 2020
●	$1,000,000, together with all accrued and unpaid interest, on May 6, 2020

Accrued interest will be paid in shares of the Company’s common stock based upon a 25% discount to the ten-day average closing price of the Company’s common stock immediately prior to May 6, 2020. Accrued interest will include 150,000 additional shares of the Company’s common stock and warrants to purchase 150,000 shares of the Company’s common stock. The warrants are exercisable at any time on or before January 1, 2025 at a price of $2.00 per share. The first payment of $500,000 was made on a timely basis.

On issuance, the Company valued the 150,000 shares of common stock and the 150,000 warrants for common stock and recorded the relative fair market of $116,707 as a discount to the note payable. The Company is amortizing the discount over the term of the note payable using the straight-line method due to the short term of the note. During the three months ended March 31, 2020, the Company amortized $60,607 to interest expense. As of March 31, 2020, a discount of $56,100 remained for which will be expensed during 2020.

On April 20, 2020, the holder of the Note agreed to extend the due date for the $1,000,000 payment from May 6, 2020 to June 15, 2020. In consideration for extending the repayment date for the second amount to June 15, 2020, the Company issued to the note holder 200,000 shares of its common stock and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025. A late payment penalty of $5,000 per day will be due if the $1,000,000 is not paid by June 15, 2020.

On June 9, 2020, the holder of the Note agreed to further extend the due date for the $1,000,000 payment to July 15, 2020. In consideration for extending the repayment date, the Company issued to the note holder an additional 200,000 shares of the Company’s common stock and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

Effective January 1, 2019, the Company entered into agreements to issue a total of 1,600,000 shares of common stock to two officers. The shares were to vest over a one-year period commencing on January 1, 2019. The Company valued the common stock at $760,000, using the closing market price of the Company’s common stock on the date of the agreement. The Company was expensing the value of off the common stock over the vesting period which mirrors the service period. During the three months ended March 31, 2019, the Company recognized $190,000 of stock-based compensation. On July 30, 2019, the two officers referred to above resigned as officers and directors of the Company. In connection with their resignations, Mr. Lamadrid agreed to return to the Company 1,750,000 shares, and Mr. Scott agreed to return to the Company 1,200,000 shares of the Company’s common stock. These shares, upon their return to the Company, were cancelled and now represent authorized but unissued shares.

In January 2019, the Company authorized the issuance of 140,000 shares of common stock to a consultant for services rendered. The Company valued the common stock at $133,000, using the closing market price of the Company’s common stock on the date of the agreement. The Company expensed the value of the common stock upon issuance as there were no additional performance criteria.

In January 2020, the Company entered into an employment agreement with an individual which called for the grant of 100,000 shares of common stock. These shares will vest in 25% increments every six months during the two-year vesting period. The Company valued the common stock at $50,000 based on the closing market price of the Company’s common stock on the date of the agreement. The Company is expensing the value of the common stock over the vesting period which mirrors the service period.

In February 2020, the Company entered into an advisory agreement with Dr. Rouse as discussed in Note 3. In connection with the advisory agreement, the Company agreed to grant 400,000 shares of common stock to Dr. Rouse. These shares are subject to a two-year vesting period, with 100,000 shares vesting every six months. The Company valued the common stock at $126,000 based on the closing market price of the Company’s common stock on the date of the agreement. The Company is expensing the value of the common stock over the vesting period which mirrors the service period.

As of March 31, 2020, no shares of common stock have vested in connection with the two agreements discussed above. During the three months ended March 31, 2020, the Company has recognized stock-based compensation of $11,502 in connection with these agreements. The remaining stock-based compensation of $164,498 will be recognized over the remaining service periods as follows: $66,211 during the remainder of the year ending December 31, 2020, $87,880 during the year ending December 31, 2021 and $10,407 during the year ending December 31, 2022.

Offering of Common Stock and Warrants

In February 2019, the Company commenced a private offering of its common stock for up to $10 million in proceeds. The Company is offering up to 20 million shares of common stock at a purchase price of $0.50 per share. In addition, for each share purchased the investor will receive a warrant to purchase one additional share of common stock at a price of $2.00 per share. The warrants expire on December 31, 2021 or sooner at the Company’s option, if the Company’s stock trades for a price of $3.00 per share for 10 days with an average volume of 100,000 shares per day. During the three months ended March 31, 2020, the Company received $100,000 related to the sale of 200,000 shares of common stock and warrants.

See Note 6 for issuance of shares in connection with a note agreement.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2020 and December 31, 2019, the Company has $72,917 and $116,667, respectively, due to related parties. These amounts generally consist of accrued salaries and various expense reimbursements.

NOTE 9 – SUBSEQUENT EVENTS

Issuances of Common Stock

In May 2020, the Company entered into two-year employment agreements with Matthew Gregarek, the Company’s Chairman and Chief Executive Officer, David Burcham, the Company’s President, and Daniel Garza, the Company’s Chief Marketing Officer. Among various other salary and bonus terms, the agreements also provide for the award of shares of the Company’s restricted common stock and options to purchase shares of the Company’s common stock. Under these agreements, a total of 6,300,000 fully vested shares of common stock were granted upon execution of the agreements. An additional 1,300,000 shares of common stock were awarded that will vest on April 1, 2021. The agreements also provide for the future grant of additional shares of common stock should the individuals remain employed following the April 1, 2021 expiration date. The individuals were also granted a total of 5,750,000 options to purchase shares of the Company’s common stock. These options will vest in tranches at various dates through May 1, 2020 with escalating exercise prices ranging from $0.50 to $7.50. All options expire on June 1, 2025.

Subsequent to March 31, 2020, the holder of the $1,500,000 note payable discussed in Note 6 converted a portion of the interest due under the note into 56,408 shares of common stock.

Acquisition

See Note 3 for a discussion of the acquisition of EdenFlo, LLC.

The Company has evaluated subsequent events through the filing date of these consolidated financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s business plan involves the acquisition of licensed medical and recreational marijuana dispensaries, cultivation facilities and production facilities in states which allow publicly traded companies to own and operate dispensaries, cultivation facilities and production facilities. Depending on the markets entered and state regulation, the Company’s plan may also include: asset purchases, management/consulting operating agreements, or similar allowable agreements. The Company plans to use a combination of cash, shares of common or preferred stock, notes, or other financing vehicles to complete these acquisitions.

Prolific Nutrition

On September 6, 2019, the Company acquired all of the outstanding membership interests in Prolific Nutrition, LLC and Gratus Living, LLC (collectively “Prolific Nutrition”) for 400,000 shares of the Company’s restricted common stock.

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

Solar Cultivation Technologies, Inc.

On November 4, 2019, the Company signed an Agreement which provides the Company the option to acquire all of the assets of Solar Cultivation Technologies, Inc. (“SCT”). SCT has developed a proprietary set of technologies and processes to cultivate cannabis using solar power and battery storage.

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

As of June 23, 2020 SCT had not generated any revenue and had nominal assets and liabilities.

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

As of June 23, 2020 Love Pharm had not generated any revenue.

How Smooth It Is

On March 12, 2020, the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $1,500,000 in cash and 7,000,000 shares of the Company’s restricted common stock. HSII is a state-licensed medical marijuana processor based in Riverdale, Michigan and plans to offer a wide range of cannabis-infused products including chocolate bars, gummies, beverages, and other Pure Harvest branded products. HSII is based in a 5,800 square foot facility and has the capability of extracting, processing and manufacturing an array of products containing THC and CBD. HSII has also submitted applications for four dispensary licenses in Riverdale, White Cloud, Alma and Mount Pleasant, MI.

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

HSII is in the development stage and as of June 23, 2020 had generated only limited revenue.

Sofa King

On March 13, 2020, the Company entered into an agreement to acquire all of the outstanding membership interests in Sofa King Medicinal Wellness Products, LLC (“SKM”) for 3,000,000 shares of the Company’s common stock. The completion of the acquisition is subject to a number of conditions, including the approval of the acquisition by the Colorado Marijuana Enforcement Division (MED).

SKM is a vertically integrated cannabis operator located in Dumont, CO and recently moved its dispensary to a corner location along the busy I-70 corridor between Denver and Colorado’s world-class ski destinations.

EdenFlo

On April 24, 2020, the Company acquired substantially all of the assets of EdenFlo, LLC, a producer of CBD extracts and concentrates, for 7,000,000 shares of the Company’s restricted common stock and the release of its obligation of a previous promissory note in the amount of $1,650,000.

EdenFlo will join Prolific Nutrition and Love Pharm, LLC to secure and expand the Company’s position in the national Hemp/CBD industry. EdenFlo is a large-scale Colorado-based hemp-CBD producer and manufacturer of pure isolate and full-spectrum hemp. EdenFlo’s wholesale isolate is made from the highest quality ingredients, utilizing only the best extraction and distillation methods to ensure a final product of extreme purity. Their scientific procedures used for the remediation of THC provide the cleanest broad-spectrum (distillate) oil available in the cannabis extraction industry. The acquisition of EdenFlo will support the Company’s manufacturing operations by supplying the Company’s raw materials requirements for its branded products.

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

Results of Operations

Material changes in the line items in the Company’s Statement of Operations for the three months ended March 31, 2020 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Operating Expenses	I	Increase in business activity
Interest Expense	I	Increase in note payable to an unrelated third party

The factors that will most significantly affect the Company’s future operating results will be:

●	state by state regulatory changes with respect to marijuana in the United States;

●	rescheduling of marijuana by the federal government; and

●	impact of COVID-19 virus.

Other than the forgoing the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the three months ended March 31, 2020 are shown below:

	2020	2019

Cash used in operations	$(605,618)	$(34,283)
Loans and advances	(1,130,529)	—
Repayment of advances from (advances to) related parties	43,750	(24,714)
Proceeds from note payable	1,500,000	—
Sale of common stock	100,000	95,000
Other	(3,452)	(20,000)

The Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, the Company’s liquidity increasing or decreasing in any material degree.

The Company may sell additional shares of common stock and/or other securities to raise capital for its operations. There is no assurance that the Company will be successful in raising any additional capital.

Off Balance Sheet Arrangements

As of March 31, 2020, the Company did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the March 31, 2020 financial statements included as part of this report for a description of the Company’s critical accounting policies and estimates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the following material weakness:

●	Lack of appropriate segregation of duties,
●	Lack of control procedures that include multiple levels of supervision and review, and
●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 2020.

PURE HARVEST CORPORATE GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive and Financial Officer

