Form 10-Q
period 2020-06-30
Pure Harvest Corporate Group, Inc.
filed 2020-08-17
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant has submitted electronically and, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2020, there were 52,196,792 outstanding shares of the registrant’s common stock.

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2020	As of December 31, 2019
ASSETS
Current assets
Cash	$182,371	$1,665,247
Accounts receivable	1,272	1,653
Interest receivable	77,072	8,194
Inventory	957,984	70,091
Deferred rent	93,333	93,333
Prepaids and other current assets	4,292	-
Total current assets	1,316,324	1,838,518

Long-term assets
Machinery and equipment	1,282,739	331,383
Accumulated depreciation	(320,838)	(287,249)
Deferred rent, net of current portion	89,557	132,223
Right of use asset	271,520	184,685
Notes receivable and advances on pending acquisitions, net allowance of $33,000	2,074,793	2,450,000
Goodwill	3,820,178	141,453
Other assets	26,553	15,000
Total assets	$8,560,826	$4,806,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$152,698	$115,126
Accrued interest	163,013	23,890
Accrued expenses	384,246	75,131
Royalty payable	-	770
Due to related parties	29,167	116,667
Notes payable, net of discount of $0 and $0, respectively	1,000,000	-
Convertible notes payable, net of discount of $30,271 and $41,695, respectively	969,729	958,305
Related party convertible notes payable, net discount of $237,810 and $0, respectively	692,190	-
Total current liabilities	3,391,043	1,289,889

Long term liabilities
Notes payable	86,000	-
Right of use liability	147,250	133,554
Related party convertible notes payable	360,000	-
Derivative liabilities	152,430	-
Total liabilities	4,136,723	1,423,443

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 52,125,144 and 37,716,330 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	521,252	377,164
Additional paid-in capital	10,777,309	4,391,587
Accumulated deficit	(6,874,458)	(1,386,181)
Total stockholders’ equity	4,424,103	3,382,570
Total liabilities and stockholders’ equity	$8,560,826	$4,806,013

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

REVENUES
Royalty income	$3,951	$6,208	$5,041	$19,426

Cost of sales	40,066	2,026	40,066	8,900

Gross profit (loss)	(36,114)	4,182	(35,024)	10,526

OPERATING EXPENSES
Advertising and promotion	50,043	12,875	52,602	23,375
General and administrative expenses, including stock-based compensation of $3,026,036, $323,000, $3,039,538 and $323,000, respectively	3,885,523	505,328	4,406,022	746,415
Travel and entertainment	7,026	18,081	42,177	38,163
Depreciation expense	28,947	3,158	33,589	6,317
Total operating expenses	3,971,539	539,442	4,534,390	814,270

Loss from operations	(4,007,653)	(535,260)	(4,569,414)	(803,744)

Other income (expense):
Interest expense	(194,608)	-	(325,349)	-
Interest income	48,618	-	114,183	-
Loss on extinguishment of notes payable	(756,254)	-	(756,254)	-
Change in fair market value of derivative liabilities	49,380	-	49,380	-
Bad debt expense	0	-	(823)	-
Total other income (expense)	(852,864)	-	(918,863)	-

Loss before provision for income taxes	(4,860,517)	(535,260)	(5,488,277)	(803,744)

Provision for income taxes	-	-	-	-

NET LOSS	$(4,860,517)	$(535,260)	$(5,488,277)	$(803,744)

Basic and diluted net loss per common share	$(0.10)	$(0.02)	$(0.13)	$(0.03)
Basic and diluted weighted-average number of common shares outstanding	46,826,515	31,793,997	42,338,456	31,793,997

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,488,277)	$(803,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,589	6,317
Stock-based compensation	3,039,538	323,000
Amortization of debt discount	141,980	-
Loss on extinguishment of notes payable	756,254	-
Change in fair value of derivative liability	(49,380)	-
Changes in operating assets and liabilities:
Accounts receivable	381	18,922
Interest receivable on notes receivable	(113,360)	-
Inventory	(40,935)	(29,063)
Deferred rent	42,666	15,556
Prepaid acquisition costs	-	-
Prepaid and other current assets	4,293	-
Accounts payable	37,272	105,964
Accrued interest	170,885	-
Accrued expense	309,115	(36,000)
Royalty payable	(770)	118
Right of use asset and liability	(73,139)	6,000
Due to related parties	-	188,388
Net cash used in operating activities	(1,229,888)	(204,542)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable and advances of pending acquisitions	(1,274,793)	(28,593)
Net cash received (paid) in connection with acquisition	(382,010)	-
Purchase of machinery and equipment	(24,685)	-
Net cash used in investing activities	(1,681,488)	(28,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) from (to) related parties, net	(87,500)	(11,358)
Proceeds from issuance of convertible notes payable	-	-
Proceeds from notes payable	1,586,000	-
Repayment of notes payable	(500,000)	-
Proceeds from related party notes payable	330,000
Proceeds from sale of common stock	100,000	-
Proceeds from sale of common stock to be issued	-	442,500
Net cash provided by financing activities	1,428,500	431,142

Change in cash and cash equivalents	(1,482,876)	198,007
Cash and cash equivalents, beginning of period	1,665,247	22,501
Cash and cash equivalents, end of period	$182,371	$220,508

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Discount on note payable due to common stock and warrants	$116,707	$-
Common stock issued for accrued interest	$31,762	$-
Common stock issued for business acquisitions	$2,436,000	$-
Exchange of note receivable for business acquisition	$1,650,000	$-
Common stock and warrants issued in connection with note extensions	$308,803	$-
Discounts due to common stock and derivative liabilities	$270,810	$-

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2020	-	-	38,066,330	$380,664	$4,616,296	$(2,013,940)	2,983,020

Stock-based compensation	-	-	-	-	457,492	-	457,492
Issuance of common stock for services	-	-	6,528,000	65,280	2,505,264	-	2,570,544
Issuance of common stock for acquisition	-	-	7,000,000	70,000	2,366,000	-	2,436,000
Issuance of common stock for accrued interest	-	-	80,814	808	30,954	-	31,762
Issuance of common stock and warrants for extension of notes payable	-	-	400,000	4,000	304,803	-	308,803
Discount on convertible notes payable related party due to common stock issued and derivative liabilty	-	-	50,000	500	68,500	-	69,000
Extinguishment of related party notes payable	-	-	-	-	428,000	-	428,000
Net loss	-	-	-	-	-	(4,860,518)	(4,860,518)
Balance, June 30, 2020	-	$-	52,125,144	$521,252	$10,777,309	$(6,874,458)	$4,424,103

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	-	$-	37,716,330	$377,164	$4,391,587	$(1,386,181)	$3,382,570

Stock-based compensation	-	-	-	-	468,994	-	468,994
Issuance of common stock for services	-	-	6,528,000	65,280	2,505,264	-	2,570,544
Issuance of common stock for acquisition	-	-	7,000,000	70,000	2,366,000	-	2,436,000
Issuance of common stock to note holder	-	-	150,000	1,500	115,207	-	116,707
Issuance of common stock for accrued interest	-	-	80,814	808	30,954	-	31,762
Issuance of common stock and warrants for extension of notes payable	-	-	400,000	4,000	304,803	-	308,803
Issuance of common stock to investor	-	-	200,000	2,000	98,000	-	100,000
Discount on convertible notes payable related party due to common stock issued and derivative liabilty	-	-	50,000	500	68,500	-	69,000
Extinguishment of related party notes payable	-	-	-	-	428,000	-	428,000
Net loss	-	-	-	-	-	(5,488,277)	(5,488,277)
Balance, June 30, 2020	-	$-	52,125,144	$521,252	$10,777,309	$(6,874,458)	$4,424,103

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2019	-	$-	31,803,330	$318,034	$118,661	$(765,018)	$(328,323)

Stock-based compensation	-	-	-	-	-	-	-
Stock issued for option to purchase property	-	-	400,000	4,000	276,000	-	280,000
Net loss	-	-	-	-	-	(290,040)	(290,040)
Balance, June 30, 2019	-	$-	32,203,330	$322,034	$394,661	$(1,055,058)	$(338,363)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	-	$-	31,523,330	$315,234	$(201,539)	$(251,314)	$(137,619)

Stock-based compensation	-	-	280,000	2,800	320,200	-	323,000
Stock issued for option to purchase property	-	-	400,000	4,000	276,000	-	280,000
Net loss	-	-	-	-	-	(803,744)	(803,744)
Balance, June 30, 2019	-	$-	32,203,330	$322,034	$394,661	$(1,055,058)	$(338,363)

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Notes to Consolidated Financial Statements

June 30, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The Pure Harvest Corporate Group, Inc. (the “Company”), formerly Pure Harvest Cannabis Group, Inc., was formed as a Colorado corporation in April 2004.

On December 31, 2018, the Company acquired all of the outstanding common stock of Pure Harvest Cannabis Producers, Inc., (“PHCP”) in exchange for 17,906,016 (post-split) shares of the Company’s common stock. The transaction was accounted for as a reverse acquisition.

As a result of the acquisition of PHCP, the Company now operates in various segments of the cannabis and hemp-CBD industries, focusing on health and wellness products and applying education, research and development, and technology to each sector. The Company’s new business also involves the acquisition and operation of licensed marijuana cultivation facilities, manufacturing facilities and dispensaries.

The Company will continue to collect royalties for licensing the Company’s patent and the trademarks in connection with manufacturing and sale of Pocket Shot branded specialty alcohol beverage pouches.

The Company changed its name to Pure Harvest Cannabis Group, Inc. in February 2019.

The Company changed its name to Pure Harvest Corporate Group on June 8, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with United States generally accepted accounting principles.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2020 and the results of its operations for the three and six months then ended. Significant accounting policies have been consistently applied in the interim consolidated financial statements. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire year.

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

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant consolidated transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated fair market value of assets and liabilities acquired under business combinations, useful lives and potential impairment of property and equipment, recoverability of goodwill, estimates of fair value of share-based payments and valuation of deferred tax assets.

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities.

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in June 2020, as disclosed in Note 6, containing certain conversion features that have resulted in the instruments being deemed derivatives. The Company evaluates such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

The classification of a derivative instrument is reassessed at each reporting date. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured using the Black-Scholes model at each reporting period (or upon reclassification), and the change in fair value is recorded on our consolidated statement of operations.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2020 and December 31, 2019, due to the short-term nature of these instruments. The Company’s derivative liabilities are considered a Level 2 liability.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and six months ended June 30, 2020 and 2019, dilutive instruments consisted of convertible notes payable, unvested restricted stock grants, warrants, options to purchase shares of the Company’s common stock, the effects of which to the Company’s net loss are anti-dilutive.

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

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs issued to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our consolidated financial statements.

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

How Smooth It Is, Inc.

On March 12, 2020, the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $1,500,000 in cash and 7,000,000 shares of the Company’s restricted common stock. HSII is a state-licensed medical marijuana processor based in Riverdale, Michigan and plans to offer a wide range of cannabis-infused products including chocolate bars, gummies, beverages, and other Pure Harvest branded products. HSII is based in a 5,800 square foot facility and has the capability of extracting, processing and manufacturing an array of products containing THC and CBD. HSII has also submitted applications for four dispensary licenses in Riverdale, White Cloud, Alma and Mount Pleasant, MI. The acquisition of the 51% interest in HSII is subject to a number of conditions, including the approval of the Michigan Department of Licensing and Regulatory Affairs (LARA). As of the date of this filing, the acquisition of HSII hasn’t been finalized. HSII is in the development stage and as of June 30, 2020 has generated a limited amount of revenue.

Sofa King Medicinal Wellness Products, LLC

On March 13, 2020, the Company entered into an agreement to acquire all of the outstanding membership interests in Sofa King Medicinal Wellness Products, LLC (“SKM”) for 3,000,000 shares of the Company’s common stock. The completion of the acquisition is subject to a number of conditions, including the approval of the acquisition by the Colorado Marijuana Enforcement Division (MED). SKM is a vertically integrated cannabis operator located in Dumont, CO. In August 2020, the acquisition of SKM was finalized as the appropriate licenses have been approved.

EdenFlo, LLC

On April 24, 2020, the Company acquired substantially all of the assets of EdenFlo, LLC (“EdenFlo”), a producer of CBD extracts and concentrates, for 7,000,000 shares of the Company’s common stock and the release of its obligation of a previous promissory note in the amount of $1,650,000, accrued interest of $46,879 and other advances made to EdenFlo to fund operations of $384,409.

EdenFlo joins Prolific Nutrition and Love Pharm, LLC to secure and expand the Company’s position in the national Hemp/CBD industry. EdenFlo is a large-scale Colorado-based hemp-CBD producer and manufacturer of pure isolate and full-spectrum hemp. EdenFlo’s wholesale isolate is made from the highest quality ingredients, utilizing only the best extraction and distillation methods to ensure a final product of extreme purity. Their scientific procedures used for the remediation of THC provide the cleanest broad-spectrum (distillate) oil available in the cannabis extraction industry. The acquisition of EdenFlo will support the Company’s manufacturing operations by supplying the Company’s raw materials requirements for its branded products.

The EdenFlo transaction was accounted for as a business combination in accordance with ASC Topic 805, Business Combinations. The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized. Goodwill is primarily attributable to the go-to-market synergies that are expected to arise because of the acquisition. The goodwill is not deductible for tax purposes.

The calculation of the purchase price is as follows:

Notes receivable	$1,650,000
Interest receivable	46,879
Additional advances	384,409
Fair market value of common stock issued	2,436,000
Cash received	(2,398)
$4,514,890

The Company has made a provisional allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocation:

Preliminary
Purchase Price
Allocation

Cash	$2,398
Inventory	846,958
Prepaids and other current assets	8,585
Property and equipment	926,671
Other assets	11,553
Goodwill	3,678,725
Loans payable - related party	(960,000)
$4,514,890

The Company has not completed the valuations necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price of the EdenFlo acquisition. Once the valuation process is finalized, there could be changes to the reported values of the assets acquired and liabilities assumed, including goodwill and identifiable intangible assets and those changes could differ materially from what is presented above.

The unaudited pro-forma financial information hasn’t been presented as the operations of EdenFlo were insignificant to the Company’s operations at the time of the asset acquisition.

NOTE 4 – NOTES RECEIVABLE

In May and June 2019, the Company advanced $28,593 to two unrelated individuals in connection with potential acquisitions for the Company. The amounts were to be repaid, without interest, in October 2019. As of June 30, 2020 and December 31, 2019, the Company has continued collection efforts on these notes receivable but has provided an allowance of such due to the unlikelihood of closing the acquisitions or collecting on the notes receivable.

In December 2019, the Company advanced $800,000 to How Smooth It Is, Inc., increased by $700,000 in January 2020, totaling $1,500,000 in connection with the potential acquisition of that entity by the Company. The note receivable was due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In March 2020, the Company entered into an acquisition agreement to acquire the entity for which the note receivable was used to offset a portion of the purchase price, see Note 3 for additional information. On April 9, 2020, the Company submitted the required applications to the Michigan Department of Licensing and Regulatory Affairs (LARA) to be approved and pre-qualified as a Processor to be added to the HSII license. Upon approval, PHCG will become 51% owners and can participate in revenue. The transaction will not close until the appropriate Michigan approvals are obtained. During the six months ended June 30, 2020, the Company advanced HSIT as an additional $247,845 for operations. The additional advances are not under a formal arrangement and thus do not incur interest and are due on demand.

In December 2019, the Company advanced $1,650,000 to EdenFlo, LLC in connection with the potential acquisition of that entity by the Company. The note receivable was due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In addition, the note receivable is secured by all the asset of EdenFlo, LLC and the amount loaned represents the expected cash portion to be paid in connection with the acquisition. See Note 3 for discussion regarding the acquisition of EdenFlo in April 2020.

NOTE 5 – LEASE AGREEMENTS

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

In April 2020, in connection with the EdenFlo asset acquisition, the Company assume a lease for a marijuana retail store. At inception of the lease, the Company recorded a right of use asset and liability of $140,988. The Company used an effective borrowing rate of 10 percent within the calculation. The lease runs through September 2021.

NOTE 6 –NOTES PAYABLE

Convertible Notes Payable

During the year ended December 31, 2019, the Company issued a series of convertible notes with original principal balances of $1,000,000. The convertible notes mature at dates ranging from November 1, 2021 to December 1, 2021 and incur interest at 20% per annum. In addition, convertible notes are convertible upon issuance at a fixed price of $0.50 per common share. In connection with the issuance, the Company recorded a beneficial conversion feature of $44,000 resulting in a discount to the convertible notes. The discount is being amortized to interest expense using the straight-line method, due to the short-term nature of the convertible notes, over the term. During the six months ended June 30, 2020 and 2019, the Company amortized $11,424 and $0, respectively, to interest expense. The remaining discount of $30,271 is expected to be amortized in 2020 of $11,486 and 2021 of $18,785. The convertible notes include other provisions such as first right of refusal on additional capital raises, authorization of holder to incur debts senior to the convertible notes, etc. Additionally, should the holder exercise the option to exercise, a warrant to purchase an additional share of common stock for which the terms are not defined in the agreement. Thus, the issuance of the warrant is contingent to which the Company has not accounted for. Should warrants be ultimately issued, the Company expects to record the fair value of such as additional interest expense.

Related Party Convertible Notes Payable

On June 15, 2020, the Company borrowed $30,000 from an individual related to a significant member of management. The loan is evidenced by a promissory note which bears interest at 10% per year and is due and payable on October 8, 2020. At the option of the lender, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. On the date of issuance, the conversion price of $0.40 was the closing market price of the Company’s common stock and thus a beneficial conversion feature wasn’t recorded.

On June 15, 2020 and June 30, 2020, the Company borrowed $200,000 and $100,000 from an individual related to a director of the Company and a director of the Company, respectively. unrelated third party. The loans are evidenced by a promissory notes which bears interest at 12% per year and are due and payable on December 10, 2020. The proceeds were used for operations. At the option of the holders, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of $0.30 or 80% of the ten day average closing price of the Company’s common stock immediately prior to the date of conversion. The holders also have the option to convert $900,000 owed to them from EdenFlo, LLC, as disclosed below, which debt was assumed the Company in connection with the acquisition of EdenFlo, at a price of $0.30 per share for a period of 12 months. Additionally, one of the holders was issued 50,000 shares of common stock.

Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the six-months ended June 30, 2020, the Company recorded initial derivative liabilities of $204,750 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.30 our stock price on the date of grant ranging from $0.40 - $0.49, expected dividend yield of 0%, expected volatility of 103.00%, risk free interest rate of 0.64% and expected terms of 0.5 years. Upon initial valuation, the derivative liabilities, as well as the fair market value of the 50,000 shares of common stock exceeded the face values of the convertible notes payable by $2,940, which was recorded as a day one loss in derivative liability. On June 30, 2020, the derivative liabilities were revalued at $152,430 resulting in a gain of $52,320. The inputs to value the derivative liabilities were similar to those on the date of issuance.

In connection with the derivative liabilities and common stock issued, the Company recorded a $270,810 discount. The discount is being amortized over the term of the convertible note using the straight line method due to the short term nature. During the six months ended June 30, 2020, the Company amortized $33,000 of the discount to interest expense. As of June 30, 2020, a discount of $237,810 remained for which will be amortized in 2020.

In connection with the EdenFlo asset acquisition, the Company assumed two notes payable with the former shareholders. Under the terms of the agreements $600,000 is payable on June 1, 2021 and does not incur interest and $300,000 is due on August 1, 2022 and does not incur interest. As disclosed above, both notes were modified to include a conversion feature at a price of $0.30 per share. The modification was treated as an extinguishment of the original note for which a loss on extinguishment of $448,000 was recorded.

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

On issuance, the Company valued the 150,000 shares of common stock and the 150,000 warrants for common stock and recorded the relative fair market of $116,707 as a discount to the note payable. The Company is amortizing the discount over the term of the note payable using the straight-line method due to the short term of the note. During the six months ended June 30, 2020, the Company amortized $92,256 to interest expense.

On April 20, 2020, the holder of the Note agreed to extend the due date for the $1,000,000 payment from May 6, 2020 to June 15, 2020. In consideration for extending the repayment date for the second amount to June 15, 2020, the Company issued to the note holder 200,000 shares of its common stock and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025. A late payment penalty of $5,000 per day will be due if the $1,000,000 is not paid by June 15, 2020. The Company determined the extension resulted in debt extinguishment accounting whereby the fair value of the additional consideration provided was in excess of the carrying value of the original note payable resulting in an extinguishment loss of $157,784.

On June 9, 2020, the holder of the Note agreed to further extend the due date for the $1,000,000 payment to July 15, 2020. In consideration for extending the repayment date, the Company issued to the note holder an additional 200,000 shares of the Company’s common stock and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025. The Company determined the extension resulted in debt extinguishment accounting whereby the fair value of the additional consideration provided was in excess of the carrying value of the original note payable resulting in an extinguishment loss of $170,470.

In addition, during the six months ended June 30, 2020, the Company issued 80,814 shares of common stock in satisfaction of $31,762 in accrued interest.

See Note 8 for information relating to loans from an Officer and Director of the Company.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

2019 Issuances

Effective January 1, 2019, the Company entered into agreements to issue a total of 1,600,000 shares of common stock to two officers. The shares were to vest over a one-year period commencing on January 1, 2019. The Company valued the common stock at $760,000, using the closing market price of the Company’s common stock on the date of the agreement. The Company was expensing the value of off the common stock over the vesting period which mirrors the service period. During the six months ended June 30, 2019, the Company recognized $190,000 of stock-based compensation. On July 30, 2019, the two officers referred to above resigned as officers and directors of the Company. In connection with their resignations, Mr. Lamadrid agreed to return to the Company 1,750,000 shares, and Mr. Scott agreed to return to the Company 1,200,000 shares of the Company’s common stock. These shares, upon their return to the Company, were cancelled and now represent authorized but unissued shares.

In January 2019, the Company authorized the issuance of 140,000 shares of common stock to a consultant for services rendered. The Company valued the common stock at $133,000, using the closing market price of the Company’s common stock on the date of the agreement. The Company expensed the value of the common stock upon issuance as there were no additional performance criteria.

2020 Issuances

The Company has entered into various employment and advisory agreements for which shares of common stock are issued with a variety of vesting provisions. The Company typically determines the fair market value of these awards on the date of grant and expensing that value over the vesting period which mirrors the service period.

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

During the six months ended June 30, 2020, the Company has recognized stock-based compensation of $2,617,162 in connection with the employment and other agreements noted above. In addition, under these arrangements a total of 9.4 million shares of common stock are issuable upon final vesting. The remaining stock-based compensation of $1,029,838 will be recognized over the remaining service periods as follows: $297,801 during the remainder of the year ending December 31, 2020, $594,880 during the year ending December 31, 2021 and $137,157 during the year ending December 31, 2022.

Options

In May 2020, effective April 1, 2020, the individuals noted above were also granted a total of 5,750,000 options to purchase shares of the Company’s common stock. These options will vest in tranches at various dates through May 1, 2021 with escalating exercise prices ranging from $0.50 to $7.50 and are exercisable for ten years. These options were valued at $1,056,695 using a Black-Scholes Options Pricing Model. For the six months ended June 30, 2020, the Company recorded $308,832 as stock-based compensation. The remaining expense outstanding through May 1, 2021 is $747,863.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Exercise price per share	$3.40
Expected life (years)	2.97
Risk-free interest rate	0.64%
Expected volatility	135%

Offering of Common Stock and Warrants

In February 2019, the Company commenced a private offering of its common stock for up to $10 million in proceeds. The Company is offering up to 20 million shares of common stock at a purchase price of $0.50 per share. In addition, for each share purchased the investor will receive a warrant to purchase one additional share of common stock at a price of $2.00 per share. The warrants expire on December 31, 2021 or sooner at the Company’s option, if the Company’s stock trades for a price of $3.00 per share for 10 days with an average volume of 100,000 shares per day. During the six months ended June 30, 2020, the Company received $100,000 related to the sale of 200,000 shares of common stock and warrants.

Common Stock and Warrants Issued with Notes Payable

See Note 6 for issuance of shares in connection with note agreements.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of June 30, 2020 and December 31, 2019, the Company has $42,489 and $116,667, respectively, due to related parties. These amounts generally consist of accrued salaries and various expense reimbursements.

See Note 7 for shares and options issued to management under employment contracts. In connection with the employment contracts, the Company accrued total bonuses of $225,000 as of June 30, 2020.

See Note 6 for discussion related to related party convertible notes payable.

NOTE 9 – SUBSEQUENT EVENTS

Extension of Notes Payable

Subsequent to June 30, 2020, the holder of the $1,000,000 note payable discussed in Note 6 extended the note to August 15, 2020. In consideration for extending the repayment date, the Company issued to the note holder an additional 200,000 shares of the Company’s common stock and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025.

Related Party Convertible Notes Payable

On July 30, 2020, the Company borrowed $100,000 from an officer and director of the Company. At the option of the holder, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of $0.30 or 80% of the ten day average closing price of the Company’s common stock immediately prior to the date of conversion. As further consideration, the Company issued 50,000 shares of its restricted common stock to the holder.

Pending Acquisitions

See Note 3 for a discussion of the acquisition of SKM.

On March 12, 2020 the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $3,000,000 in cash and 7,000,000 shares of the Company’s restricted common stock.

On July 29, 2020 the Company terminated its agreement to acquire 51% of HSII. As a part of the termination agreement:

●	The sole shareholder of HSII agreed to pay the Company $2,150,000 by August 7, 2020, and
●	HSII agreed to manufacture up to 24 separate products for the Company (such as edibles and vaporizers) upon terms agreeable to both the Company and HSII. The products manufactured by HSII will be sold under Pure Harvest brands with the Company receiving royalties from the sale of the products.

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

As of August 14, 2020, SCT had generated revenues of approximately $125,000 and had nominal assets and liabilities.

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

As of August 14, 2020 Love Pharm had not generated any revenue.

How Smooth It Is

As explained in Note 3 to the accompanying financial statements, on March 12, 2020 the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $3,000,000 in cash and 7,000,000 shares of the Company’s restricted common stock.

On July 29, 2020 the Company terminated its agreement to acquire 51% of HSII. As a part of the termination agreement:

●	The sole shareholder of HSII agreed to pay the Company $2,150,000 by August 7, 2020, and
●	HSII agreed to manufacture up to 24 separate products for the Company (such as edibles and vaporizers) upon terms agreeable to both the Company and HSII. The products manufactured by HSII will be sold under Pure Harvest brands with the Company receiving royalties from the sale of the products.

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

Results of Operations

Material changes in the line items in the Company’s Statement of Operations for the three and six months ended June 30, 2020 as compared to the same periods last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Operating Expenses	I	Increase in business activity
Interest Expense	I	Increase in note payable to an unrelated third party
Loss on Extinguishment of Notes Payable	I	Refinancing and payoff of notes

The factors that will most significantly affect the Company’s future operating results will be:

●	state by state regulatory changes with respect to marijuana in the United States;

●	rescheduling of marijuana by the federal government; and

●	impact of COVID-19 virus.

Other than the forgoing the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on its revenues or expenses.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the six months ended June 30, 2020 are shown below:

	2020	2019

Cash used in operations	$(1,229,888)	$(204,542)
Loans and advances	(1,274,793)	(28,593)
Net cash paid in connection with acquisition	(382,010)	--
Repayment of advances from (advances to) related parties	(87,500)	(11,358)
Net proceeds from note payable and convertible notes payable	1,516,000	--
Sale of common stock	100,000	442,500
Other	(24,685)	--

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

Off Balance Sheet Arrangements

As of June 30, 2020, the Company did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the June 30, 2020 financial statements included as part of this report for a description of the Company’s critical accounting policies and estimates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the following material weakness:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 17, 2020.

PURE HARVEST CORPORATE GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive and Financial Officer

