Form 10-Q
period 2020-09-30
Pure Harvest Corporate Group, Inc.
filed 2020-11-23
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number: 333-212055

PURE HARVEST CORPORATE GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado	36-4752858
(State of Incorporation)	(IRS Employer ID Number)

7400 E. Crestline Circle. #130

Greenwood Village, CO 80111

(Address of principal executive offices)

(800) 560-5148

(Registrant’s Telephone number)

N/A

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

As of November 23, 2020, there were 62,840,280 outstanding shares of the registrant’s common stock.

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Balance Sheets

(Unaudited)

	As of September 30, 2020	As of December 31, 2019
ASSETS
Current assets
Cash	$315,441	$1,665,247
Accounts receivable	87,670	1,653
Interest receivable, net allowance of $115,292 and $0, respectively	-	8,194
Inventory	1,166,442	70,091
Deferred rent	93,333	93,333
Prepaids and other current assets	73,430	-
Total current assets	1,736,316	1,838,518

Long-term assets
Machinery and equipment	1,580,672	331,383
Accumulated depreciation	(371,959)	(287,249)
Deferred rent, net of current portion	46,891	132,223
Right of use asset	227,857	184,685
Notes receivable and advances on pending acquisitions, net allowance of $1,780,845 and $33,000, respectively	-	2,450,000
Goodwill	5,852,089	141,453
Other assets	232,038	15,000
Total assets	$9,303,904	$4,806,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$175,590	$115,126
Accrued interest	219,780	23,890
Accrued expenses	460,540	75,131
Royalty payable	-	770
Common stock to be issued	1,755,000	-
Due to related parties	-	116,667
Notes payable, net of discount of $0 and $0, respectively	249,096	-
Convertible notes payable, net of discount of $0 and $41,695, respectively	-	958,305
Related party convertible notes payable, net discount of $154,079 and $0, respectively	875,921	-
Total current liabilities	3,735,927	1,289,889

Long term liabilities
Notes payable	86,000	-
Right of use liability	101,362	133,554
Related party convertible notes payable	360,000	-
Convertible notes payable, net of discount of $1,866,169 and $0, respectively	1,083,831	-
Derivative liabilities	1,921,698	-
Total liabilities	7,288,818	1,423,443

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 56,150,902 and 37,716,330 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	561,509	377,164
Additional paid-in capital	13,051,850	4,391,587
Accumulated deficit	(11,598,273)	(1,386,181)
Total stockholders’ equity	2,015,086	3,382,570
Total liabilities and stockholders’ equity	$9,303,904	$4,806,013

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

REVENUES
Product sales and royalty income	$318,690	$14,297	$323,731	$33,723

Cost of sales	60,552	4,781	100,617	13,681

Gross profit	258,138	9,516	223,114	20,042

OPERATING EXPENSES
Advertising and promotion	32,970	5,325	85,572	28,700
General and administrative expenses, including stock-based compensation of $457,492, $0, $3,497,030 and $323,000, respectively	1,172,011	246,251	5,578,033	992,666
Travel and entertainment	5,938	-	48,115	38,163
Depreciation expense	51,121	3,158	84,710	9,475
Total operating expenses	1,262,040	254,734	5,796,430	1,069,004

Loss from operations	(1,003,902)	(245,218)	(5,573,316)	(1,048,962)

Other income (expense):
Interest expense	(432,732)	-	(758,081)	-
Interest income	176,782	-	290,965	-
Loss on extinguishment of notes payable	(120,721)	-	(876,975)	-
Day one loss and change in fair market value of derivative liabilities	(1,480,105)	-	(1,430,725)	-
Allowance on notes receivable	(1,863,137)	-	(1,863,960)	-
Total other income (expense)	(3,719,913)	-	(4,638,776)	-

Loss before provision for income taxes	(4,723,815)	(245,218)	(10,212,092)	(1,048,962)

Provision for income taxes	-	-	-	-

NET LOSS	$(4,723,815)	$(245,218)	$(10,212,092)	$(1,048,962)

Basic and diluted net loss per common share	$(0.09)	$(0.01)	$(0.22)	$(0.03)
Basic and diluted weighted-average number of common shares outstanding	54,122,813	32,308,381	46,302,546	32,308,381

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,212,092)	$(1,048,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84,710	9,475
Stock-based compensation	3,497,030	323,000
Amortization of debt discount	468,113	-
Acquisition of assets for stock	-	199,200
Loss on extinguishment of notes payable	876,975	-
Allowance on notes receivable	1,863,137	-
Change in fair value of derivative liability	1,430,725	-
Changes in operating assets and liabilities:
Accounts receivable	(61,492)	22,131
Interest receivable on notes receivable	(151,580)	-
Inventory	(238,291)	(25,210)
Deferred rent	85,332	38,889
Accounts payable	(51,535)	127,922
Accrued interest	248,184	-
Payable on acquisition	-	50,000
Accrued expense	192,386	(36,000)
Royalty payable	(770)	512
Right of use asset and liability	(75,364)	15,000
Due to related parties	-	188,388
Net cash used in operating activities	(2,098,433)	(399,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable and advances of pending acquisitions	(1,429,725)	(33,000)
Purchase of machinery and equipment	(188,689)	-
Earnest money deposit on lease	-	-
Net cash used in investing activities	(1,780,706)	(33,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) from (to) related parties, net	(116,667)	(11,358)
Proceeds from convertible notes payable	1,950,000	-
Proceeds from notes payable	1,586,000	-
Repayment of notes payable	(1,500,000)	-
Proceeds from related party notes payable	460,000
Proceeds from sale of common stock	150,000	-
Proceeds from sale of common stock to be issued	-	482,500
Net cash provided by financing activities	2,529,333	471,142

Change in cash and cash equivalents	(1,349,806)	39,037
Cash and cash equivalents, beginning of period	1,665,247	22,501
Cash and cash equivalents, end of period	$315,441	$61,538

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Discount on note payable due to common stock and warrants	$171,082	$-
Common stock issued for accrued interest	$52,294	$-
Common stock issued for business acquisitions	$4,210,701	$-
Exchange of note receivable for business acquisition	$2,126,507	$-
Common stock and warrants issued in connection with note extensions	$429,524	$-
Discounts due to common stock and derivative liabilities	$2,314,973	$-
Common stock issued for conversion of related party notes payable	$30,000	$-
Common stock issued for option to purchase property	$-	$280,000

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	-	-	52,125,144	$521,252	$10,777,309	$(6,874,458)	4,424,103

Stock-based compensation	-	-	-	-	457,492	-	457,492
Issuance of common stock for acquisition	-	-	3,508,397	35,084	1,546,594	-	1,581,678
Issuance of common stock to note holder	-	-	98,750	988	53,387	-	54,375
Issuance of common stock for accrued interest	-	-	43,611	436	20,096	-	20,532
Issuance of common stock and warrants for extension of notes payable	-	-	100,000	1,000	119,721	-	120,721
Issuance of common stock to investor	-	-	100,000	1,000	49,000	-	50,000
Issuance of common stock for conversion of related party note	-	-	75,000	750	29,250	-	30,000
Discount on convertible notes payable related party due to common stock issued and derivative liabilty	-	-	100,000	1,000	(1,000)	-	-
Extinguishment of related party notes payable	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(4,723,815)	(4,723,815)
Balance, September 30, 2020	-	$-	56,150,902	$561,510	$13,051,849	$(11,598,273)	$2,015,086

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	-	$-	37,716,330	$377,164	$4,391,587	$(1,386,181)	$3,382,570

Stock-based compensation	-	-	-	-	926,486	-	926,486
Issuance of common stock for services	-	-	6,528,000	65,280	2,505,264	-	2,570,544
Issuance of common stock for acquisition	-	-	10,508,387	105,084	3,912,594	-	4,017,678
Issuance of common stock to note holder	-	-	248,750	2,488	168,594	-	171,082
Issuance of common stock for accrued interest	-	-	124,425	1,244	51,050	-	52,294
Issuance of common stock and warrants for extension of notes payable	-	-	500,000	5,000	424,524	-	429,524
Issuance of common stock to investor	-	-	300,000	3,000	147,000	-	150,000
Issuance of common stock for conversion of related party note	-	-	75,000	750	29,250	-	30,000
Discount on convertible notes payable to related party due to common stock issued and derivative liabilty	-	-	150,000	1,500	67,500	-	69,000
Extinguishment of related party notes payable	-	-	-	-	428,000	-	428,000
Net loss	-	-	-	-	-	(10,212,092)	(10,212,092)
Balance, September 30, 2020	-	$-	56,150,902	$561,510	$13,051,849	$(11,598,273)	$2,015,086

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2019	-	$-	32,203,330	$322,034	$394,661	$(1,055,058)	$(338,363)

Issuance of stock for acquisition	-	-	400,000	4,000	195,200	-	199,200
Net loss	-	-	-	-	-	(245,218)	(245,218)
Balance, September 30, 2019	-	$-	32,603,330	$326,034	$589,861	$(1,300,276)	$(384,381)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2018	-	$-	31,523,330	$315,234	$(201,539)	$(251,314)	$(137,619)

Stock-based compensation	-	-	280,000	2,800	320,200	-	323,000
Stock issued for option to purchase property	-	-	400,000	4,000	276,000	-	280,000
Issuance of stock for acquistion	-	-	400,000	4,000	195,200	-	199,200
Net loss	-	-	-	-	-	(1,048,962)	(1,048,962)
Balance, September 30, 2019	-	$-	32,603,330	$326,034	$589,861	$(1,300,276)	$(384,381)

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Notes to Consolidated Financial Statements

September 30, 2020

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of September 30, 2020 and the results of its operations for the three and nine months then ended. Significant accounting policies have been consistently applied in the interim consolidated financial statements. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire year.

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

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions in during 2020, as disclosed in Note 6, containing certain conversion features that have resulted in the instruments being deemed derivatives. The Company evaluates such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2020 and December 31, 2019, due to the short-term nature of these instruments. The Company’s derivative liabilities are considered a Level 2 liability.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. For the three and nine months ended September 30, 2020 and 2019, dilutive instruments consisted of convertible notes payable, unvested restricted stock grants, warrants, options to purchase shares of the Company’s common stock, the effects of which to the Company’s net loss are anti-dilutive.

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

How Smooth It Is, Inc.

On March 12, 2020, the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $1,500,000 in cash and 7,000,000 shares of the Company’s restricted common stock. HSII is a state-licensed medical marijuana processor based in Riverdale, Michigan and plans to offer a wide range of cannabis-infused products including chocolate bars, gummies, beverages, and other Pure Harvest branded products. HSII is based in a 5,800 square foot facility and has the capability of extracting, processing and manufacturing an array of products containing THC and CBD. HSII has also submitted applications for four dispensary licenses in Riverdale, White Cloud, Alma and Mount Pleasant, MI. The acquisition of the 51% interest in HSII is subject to a number of conditions, including the approval of the Michigan Department of Licensing and Regulatory Affairs (LARA). As of the date of this filing, the acquisition of HSII hasn’t been finalized. HSII is in the development stage and as of September 30, 2020 has generated a limited amount of revenue.

Sofa King Medicinal Wellness Products, LLC

On March 13, 2020, the Company entered into an agreement to acquire all of the outstanding membership interests in Sofa King Medicinal Wellness Products, LLC (“SKM”) for 3,000,000 shares of the Company’s common stock. The completion of the acquisition is subject to a number of conditions, including the approval of the acquisition by the Colorado Marijuana Enforcement Division (MED). SKM is a vertically integrated cannabis operator located in Dumont, CO. In August 2020, the acquisition of SKM was finalized as the appropriate licenses have been approved. The operations of TK have been included within operations from the date of acquisition of August 11, 2020.

Test Kitchen, Inc.

On August 14, 2020, the Company acquired Test Kitchen, Inc. (“TK”) in August of 2020 for 50,000 shares of restricted stock. Test Kitchen, Inc., a newly formed Colorado-based company specializing in pharmacognosy research, has begun developing and formulating new products using cutting edge technology and proprietary delivery systems. Test Kitchen was founded on the belief in the power of full engagement of products to be combined with mind-body practices to unlock human potential and create predictable experiences. The operations of TK have been included within operations from the date of acquisition.

Solar Cultivation Technologies

On September 29, 2020, the Company acquired all of the assets of Solar Cultivation Technologies, Inc. (“SCT”), a Denver-based solar company focused on bringing solar to the cannabis industry in an effort to minimize the industry’s carbon footprint. This acquisition will allow the Company to implement SCT’s solar, storage, and intelligent distribution technology throughout its operations in addition to providing these technologies to other operators in the cannabis industry. The operations of TK have been included within operations from the date of acquisition.

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

Purchase Price and Allocations

The transactions above were accounted for as business combinations in accordance with ASC Topic 805, Business Combinations. The Company has determined preliminary fair values of the assets acquired and liabilities assumed. These values are subject to change as we perform additional reviews of our assumptions utilized as well as valuations yet to be obtained. Goodwill is primarily attributable to the go-to-market synergies that are expected to arise because of the acquisitions. The goodwill is not deductible for tax purposes.

The calculation of the purchase prices are as follows:

	EdenFlo, LLC	SKM	TK	SCT
Notes receivable	$1,650,000	$-	$-	$-
Interest receivable	46,879	-	-	-
Additional advances	384,409	-	-	476,507
Fair market value of common stock issued	2,436,000	1,440,000	22,495	119,183
Cash received	(2,398)	-	-	-
	$4,514,890	$1,440,000	$22,495	$595,690

The Company has made a provisional allocation of the purchase price in regard to the acquisitions related to the assets acquired and the liabilities assumed as of the purchase dates. The following table summarizes the preliminary purchase price allocations:

	EdenFlo, LLC	SKM	TK	SCT
	Preliminary	Preliminary	Preliminary	Preliminary
	Purchase Price	Purchase Price	Purchase Price	Purchase Price
	Allocation	Allocation	Allocation	Allocation

Cash	$2,398	$24,437	$-	$2,258
Accounts receivable	-	-	-	24,525
Inventory	846,958	-	-	11,102
Prepaids and other current assets	8,585	-	-	16,929
Property and equipment	926,671	123,249	-	10,680
Other assets	11,553	199,500	-	-
Goodwill	3,678,725	1,405,220	22,495	599,196
Accounts payable and accrued liabilities	-	(36,650)	-	(69,000)
Loans payable	-	(275,756)	-	-
Loans payable - related party	(960,000)	-	-	-
	$4,514,890	$1,440,000	$22,495	$595,690

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

In December 2019, the Company advanced $800,000 to How Smooth It Is, Inc., increased by $700,000 in January 2020, totaling $1,500,000 in connection with the potential acquisition of that entity by the Company. The note receivable was due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In March 2020, the Company entered into an acquisition agreement to acquire the entity for which the note receivable was used to offset a portion of the purchase price, see Note 3 for additional information. On April 9, 2020, the Company submitted the required applications to the Michigan Department of Licensing and Regulatory Affairs (LARA) to be approved and pre-qualified as a Processor to be added to the HSII license. Upon approval, PHCG will become 51% owners and can participate in revenue. The transaction will not close until the appropriate Michigan approvals are obtained. During the nine months ended September 30, 2020, the Company advanced HSIT as an additional $247,845 for operations. The additional advances are not under a formal arrangement and thus do not incur interest and are due on demand.

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

The required payment by HSII to the Company on August 2, 2020 was not made, thus, the Company decided to record a full allowance on the note receivable and accrued interest. However, the Company is actively pursuing the amounts due to them by HSII and by no means have they been forgiven.

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

During the nine months ended September 30, 2020, the Company advanced SCT $476,507 for operations. The additional advances are not under a formal arrangement and thus do not incur interest and are due on demand. See Note 3 for discussion regarding the acquisition of SCT.

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

NOTE 6 –NOTES PAYABLE

Convertible Notes Payable

During the year ended December 31, 2019, the Company issued a series of convertible notes with original principal balances of $1,000,000. The convertible notes had original maturity dates ranging from November 1, 2021 to December 1, 2021 and incur interest at 20% per annum. In July 2020, the due date of the convertible notes was extended to November 1, 2023. In addition, convertible notes are convertible upon issuance at a fixed price of $0.50 per common share. In connection with the issuance, the Company recorded a beneficial conversion feature of $44,000 resulting in a discount to the convertible notes. The discount is being amortized to interest expense using the straight-line method, due to the short-term nature of the convertible notes, over the term. During the nine months ended September 30, 2020 and 2019, the Company amortized $13,376 and $0, respectively, to interest expense. The remaining discount of $30,624 is expected to be amortized throughout 2020 to 2023. The convertible notes include other provisions such as first right of refusal on additional capital raises, authorization of holder to incur debts senior to the convertible notes, etc. Additionally, should the holder exercise the option to exercise, a warrant to purchase an additional share of common stock for which the terms are not defined in the agreement. Thus, the issuance of the warrant is contingent to which the Company has not accounted for. Should warrants be ultimately issued, the Company expects to record the fair value of such as additional interest expense.

Convertible Notes Payable

In August 2020, the Company entered into an agreement for borrowings up to $4.0 million. Upon closing, the Company received $1,950,000 and provided for a six-month interest reserve. Additional amounts are advanced as varies milestones are reached. The borrowing incur interest at 15% per annum with principal and outstanding interest due three years from the date of issuance. The Company’s assets secure the borrowings. In addition, the borrowings have a variety of financial and non-financial covenants. In addition, the borrowings are convertible at the lesser of $2.00 or 75% of the average closing price of the Company’s common stock for the preceding 30 days. Additionally, for every dollar advanced under the borrowing, the holder receives two shares of common stock. As of September 30, 2020, the Company owed the holder approximately 3.9 million shares for which the value has been reflected on the accompanying consolidated balance sheet as common stock to be issued. The agreement also include a variety of other provisions related to inventory sold with specific discounts, markups, etc.

Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. The derivative liabilities are valued on the date the borrowings become convertible and revalued at each reporting period. During the nine months ended September 30, 2020, the Company recorded initial derivative liabilities of $1,634,080 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.36 our stock price on the date of grant of $0.45, expected dividend yield of 0%, expected volatility of 103.00%, risk free interest rate of 0.64% and expected term of 3.0 years. Upon initial valuation, the derivative liabilities, as well as the fair market value of the 3.9 million shares of common stock exceeded the face values of the convertible notes payable by $1,439,080, which was recorded as a day one loss in derivative liability. On September 30, 2020, the derivative liabilities were revalued at $1,678,457 resulting in a loss of $44,377. The inputs to value the derivative liabilities were similar to those on the date of issuance.

In connection with the derivative liabilities and common stock issued, the Company recorded a $1,950,000 discount. The discount is being amortized over the term of the borrowings using the straight-line method due to the short term nature. During the nine months ended September 30, 2020, the Company amortized $114,517 of the discount to interest expense. As of September 30, 2020, a discount of $1,835,483 remained for which will be amortized in 2020.

Related Party Convertible Notes Payable

On June 15, 2020, the Company borrowed $30,000 from an individual related to a significant member of management. The loan is evidenced by a promissory note which bears interest at 10% per year and is due and payable on October 8, 2020. At the option of the lender, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. On the date of issuance, the conversion price of $0.40 was the closing market price of the Company’s common stock and thus a beneficial conversion feature wasn’t recorded. In September 2020, the note was converted into 75,000 shares of common stock.

At various times in 2020, the Company has borrowed a total of $430,000 from an individual related to a director of the Company and a director of the Company, respectively. unrelated third party. The loans are evidenced by a promissory notes which bears interest at 12% per year and are due and payable at dates ranging from December 10, 2020 to January 10, 2021. The proceeds were used for operations. At the option of the holders, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of $0.30 or 80% of the ten day average closing price of the Company’s common stock immediately prior to the date of conversion. The holders also have the option to convert $900,000 owed to them from EdenFlo, LLC, as disclosed below, which debt was assumed the Company in connection with the acquisition of EdenFlo, at a price of $0.30 per share for a period of 12 months. Additionally, the holders were issued 215,000 shares of common stock in connection with the notes.

Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the nine months ended September 30, 2020, the Company recorded initial derivative liabilities of $298,913 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.30 our stock price on the date of grant ranging from $0.40 - $0.49, expected dividend yield of 0%, expected volatility of 103.00%, risk free interest rate of 0.64% and expected terms of 0.5 years. Upon initial valuation, the derivative liabilities, as well as the fair market value of the 215,000 shares of common stock exceeded the face values of the convertible notes payable by $2,940, which was recorded as a day one loss in derivative liability. On September 30, 2020, the derivative liabilities were revalued at $243,240 resulting in a gain of $55,672. The inputs to value the derivative liabilities were similar to those on the date of issuance.

In connection with the derivative liabilities and common stock issued, the Company recorded a $396,223 discount. The discount is being amortized over the term of the convertible note using the straight line method due to the short term nature. During the nine months ended September 30, 2020, the Company amortized $242,143 of the discount to interest expense. As of September 30, 2020, a discount of $154,080 remained for which will be amortized in 2020 and early 2021.

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

In connection with the SKM, the Company assumed four notes payable totaling $275,756 with the former membership. The notes do not incur interest and are due on demand.

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

On July 14, 2020, the holder of the Note agreed to further extend the due date for the $1,000,000 payment to August 15, 2020. In consideration for extending the repayment date, the Company issued to the note holder an additional 100,000 shares of the Company’s common stock and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025. The Company determined the extension resulted in debt extinguishment accounting whereby the fair value of the additional consideration provided was in excess of the carrying value of the original note payable resulting in an extinguishment loss of $120,721.

In addition, during the nine months ended September 30, 2020, the Company issued 124,425 shares of common stock in satisfaction of $52,293 in accrued interest.

The note was paid in full in August 2020.

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

During the nine months ended September 30, 2020, the Company has recognized stock-based compensation of $2,765,822 in connection with the employment and other agreements noted above. In addition, under these arrangements a total of 9.4 million shares of common stock are issuable upon final vesting. The remaining stock-based compensation of $881,178 will be recognized over the remaining service periods as follows: $149,141 during the remainder of the year ending December 31, 2020, $594,880 during the year ending December 31, 2021 and $137,157 during the year ending December 31, 2022.

Options

In May 2020, effective April 1, 2020, the individuals noted above were also granted a total of 5,750,000 options to purchase shares of the Company’s common stock. These options will vest in tranches at various dates through May 1, 2021 with escalating exercise prices ranging from $0.50 to $7.50 and are exercisable for ten years. These options were valued at $1,056,695 using a Black-Scholes Options Pricing Model. For the nine months ended September 30, 2020, the Company recorded $617,664 as stock-based compensation. The remaining expense outstanding through May 1, 2021 is $439,031.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Exercise price per share	$3.40
Expected life (years)	2.97
Risk-free interest rate	0.64%
Expected volatility	135%

Offering of Common Stock and Warrants

In February 2019, the Company commenced a private offering of its common stock for up to $10 million in proceeds. The Company is offering up to 20 million shares of common stock at a purchase price of $0.50 per share. In addition, for each share purchased the investor will receive a warrant to purchase one additional share of common stock at a price of $2.00 per share. The warrants expire on December 31, 2021 or sooner at the Company’s option, if the Company’s stock trades for a price of $3.00 per share for 10 days with an average volume of 100,000 shares per day. During the nine months ended September 30, 2020, the Company received $150,000 related to the sale of 300,000 shares of common stock and warrants.

Common Stock and Warrants Issued with Notes Payable

See Note 6 for issuance of shares in connection with note agreements.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of September 30, 2020 and December 31, 2019, the Company has $75,188 and $116,667, respectively, due to related parties. These amounts generally consist of accrued salaries and various expense reimbursements.

See Note 7 for shares and options issued to management under employment contracts. In connection with the employment contracts, the Company accrued total bonuses of $225,000 as of September 30, 2020.

See Note 6 for discussion related to related party convertible notes payable.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these consolidated financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

On October 9, 2020, the Company borrowed $200,000 from an unrelated third party. At the option of the lender, the loan and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of $0.35 or 75% of the ten day average closing price of the Company’s common stock immediately prior to the date of conversion. As further consideration, the Company issued 100,000 shares of its restricted common stock to the lender.

On October 23, 2020 the Company sold 2,750,000 shares of its common stock to a private investor for $1,000,000 ($0.3636 per share).

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

As of November 16, 2020 Love Pharm had not generated any revenue.

How Smooth It Is

On March 12, 2020 the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $3,000,000 in cash and 7,000,000 shares of the Company’s restricted common stock.

On July 29, 2020 the Company terminated its agreement to acquire 51% of HSII. As a part of the termination agreement, the sole shareholder of HSII, Leonard Cusenza, agreed to pay the Company $2,150,000 by August 7, 2020.

The shareholder of HSII failed to pay the Company the $2,150,000 by August 7, 2020. As a result, on August 12, 2020, the Company and the shareholder amended the termination agreement to provide that the shareholder would pay the $2,150,000 by August 17, 2020. If payment of $2,150,000 was not received by August 17, 2020, the shareholder agreed to pay the Company an additional $5,000.00 per day until the full amount was paid.

As of November __, 2020, the Company had not received any payment from the shareholder. The amount due to the Company as of November __, 2020 was $______.

Sofa King

On March 13, 2020, the Company entered into an agreement to acquire all of the outstanding membership interests in Sofa King Medicinal Wellness Products, LLC (“SKM”) for 3,000,000 shares of the Company’s common stock.

On August 11, 2020, following receipt of approval of the transaction by the Colorado Marijuana Enforcement Division, the Company closed the acquisition of SKM and the change of ownership on SKM’s six licenses (now owned by the Company) was completed.

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

Test Kitchen

On August 17, 2020, the Company acquired all of the outstanding shares of Test Kitchen, Inc. for 50,000 shares of its restricted common stock.

Test Kitchen’s only assets as of August 17, 2020 was a product containing CBD oil. Test Kitchen filed a patent application for this product on June 12, 2020. There can be no assurance that a patent will be issued for this product.

As of November 16, 2020 Test Kitchen had not generated any revenue and had not conducted any operations.

Solar Cultivation Technologies, Inc.

On September 29, 2020 the Company acquired all of the assets of Solar Cultivation Technologies, Inc. for 1,200,792 shares of the Company’s common stock. SCT provides commercial cannabis cultivators with solar, battery storage, and high-efficiency lighting.

As of November 23, 2020, SCT had generated revenues of approximately $270,000 (with a gross profit of approximately $2,500) and had nominal assets and liabilities.

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

Capital Resources and Liquidity

On March 6, 2020, the Company borrowed $1,500,000 from an unrelated third party. The loan is evidenced by a promissory note which bears interest at 8% per year.

The note was due and payable as follows:

●	$500,000, together with all accrued and unpaid interest, on April 13, 2020

●	$1,000,000, together with all accrued and unpaid interest, on May 6, 2020

Accrued interest will be paid in shares of the Company’s common stock based upon a 25% discount to the ten day average closing price of the Company’s common stock. Accrued interest will include 150,000 additional shares of the Company’s common stock and warrants to purchase 150,000 shares of the Company’s common stock. The warrants are exercisable at any time on or before January 1, 2025 at a price of $2.00 per share.

The first payment of $500,000 was made on a timely basis.

On April 20, 2020, the holder of the Note agreed to extend the due date for the $1,000,000 payment from May 6, 2020 to June 15, 2020. In consideration for extending the repayment date for the second amount to June 15, 2020, the Company issued the note holder 200,000 shares of its common stock, and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025.

On June 9, 2020, the holder of the Note agreed to extend the due date for the $1,000,000 payment to July 15, 2020. In consideration for extending the repayment date for the second amount to July 15, 2020, the Company issued the note holder 200,000 shares of its common stock, and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025. A late payment penalty of $5,000 per day was due if the $1,000,000 was not paid by July 15, 2020.

On July 14, 2020, the holder of the Note agreed to extend the due date for the $1,000,000 payment to August 15, 2020. In consideration for extending the repayment date for the second amount to August 15, 2020, the Company issued the note holder 100,000 shares of its common stock, and warrants to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025. A late payment penalty of $5,000 per day was due if the $1,000,000 was not paid by August 15, 2020.

In August 2020 the Company repaid the $1,000,000 loan.

On August 18, 2020 the Company entered into a Loan Agreement with an unrelated third party. The Loan Agreement provides the Company with the option, subject to certain conditions, to borrow up to $4,000,000 under the Loan Agreement. As of November 16, 2020 the Company had borrowed $1,950,000 pursuant to the Loan Agreement, which amount includes $146,250 which the Company will use to pay the first six month’s interest on the borrowed funds. The Company used $1,000,000 of the initial advance to repay the $1,000,000 loan described above. The funds remaining from the initial advance will be used to purchase raw materials for the Company’s products and for general corporate purposes. All funds borrowed bear interest at 15% per year, are secured by substantially all of the Company’s assets, and are due and payable on August 18, 2023. The Lender will receive two shares of the Company’s restricted common stock for every $1.00 loaned to the Company. At the option of the Lender, the amounts loaned to the Company may be converted into shares of the Company’s common stock. The number of shares to be issued will be determined by dividing the amount to be converted by the Conversion Price. The Conversion Price is the lessor of: (1) $2.00 or (2) 75% of the average closing price of the Company’s common stock for the 30 consecutive trading days ending on the last business day immediately prior to the conversion date.

On October 9, 2020, the Company borrowed $200,000 from an unrelated third party. At the option of the lender, the loan and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of $0.35 or 75% of the ten day average closing price of the Company’s common stock immediately prior to the date of conversion. As further consideration, the Company issued 100,000 shares of its restricted common stock to the lender.

On October 23, 2020 the Company sold 2,750,000 shares of its common stock to a private investor for $1,000,000 ($0.3636 per share).

Results of Operations

Material changes in the line items in the Company’s Statement of Operations for the three and nine months ended September 30, 2020 as compared to the same periods last year, are discussed below:

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

Adjusted EBITDA, for the purposes of these financial statements, shall mean:

The Company’s loss before interest, taxes, depreciation and amortization adjusted to exclude the impact of (a) loss on impairment of tangible or intangible assets; (b) gain or loss on disposal of assets, including notes receivables; (c) gain or loss from the early extinguishment, redemption or repurchase of debt, (d) stock-based compensation expense and (e) the loss from derivative liabilities. Adjusted EBITDA will also exclude any expenses incurred by the Company in connection with the Company’s evaluation, pursuit, or consummation of one or more acquisitions or transactions (which such expenses are considered to be incurred in connection with extraordinary, unusual or infrequently occurring events reported in the Company’s public filings).

During the three months ended September 30, 2020, EBITDA loss increased to ($369,628) from ($248,376) in the prior comparable year. During the nine months ended September 30, 2020, EBITDA loss increase to ($1,786,144) from ($725,962) over the prior comparable year.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the nine months ended September 30, 2020 are shown below:

	2020	2019

Cash used in operations	$(2,098,433)	$(399,105)
Loans and advances	(1,429,725)	(28,593)
Net cash paid in connection with acquisition	(355,315)	—
Repayment of advances from (advances to) related parties	(116,667)	(11,358)
Net proceeds from note payable and convertible notes payable	2,496,000	—
Sale of common stock	150,000	482,500
Other	(24,685)	—

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

Off Balance Sheet Arrangements

As of September 30, 2020, the Company did not have any off balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the September 30, 2020 financial statements included as part of this report for a description of the Company’s critical accounting policies and estimates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 23, 2020.

PURE HARVEST CORPORATE GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive and Financial Officer

