Form 10-K
period 2020-12-31
Pure Harvest Corporate Group, Inc.
filed 2021-04-20
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the year ended December 31, 2020

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: 333-212055

PURE HARVEST CORPORATE GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado	71-0942431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7400 E. Crestline Cir. Ste. 130

Greenwood Village, CO 80111

Address of principal executive offices

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $16,368,000.

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 65,224,568 shares of common stock as of March 31, 2021.

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

On December 31, 2018 Pure Harvest Cannabis Producers, Inc. (“PHC”) was acquired by the Company. At the time of the acquisition, the Company had 13,617,314 outstanding shares of common stock. The Company issued 17,906,016 shares of its common stock, as well as warrants to purchase an additional 17,906,016 shares of the Company’s common stock to the shareholders of PHC in exchange for all of the outstanding shares of PHC. The warrants issued to the former shareholders of PHC allow the holder to acquire one share of the Company’s common stock at a price of $4.00 per share at any time on or before December 31, 2021. PHC is now a wholly owned subsidiary of the Company.

On February 5, 2019 the Company changed its name to Pure Harvest Cannabis Group, Inc. On March 15, 2019 shareholders owning a majority of the Company’s outstanding shares approved a two-for-one forward split of the Company’s common stock.

On June 16, 2020 the Company changed its name to Pure Harvest Corporate Group.

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

Prolific Nutrition and Gratus Living have not generated any revenues.

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

How Smooth It Is

On March 12, 2020 the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for cash and shares of the Company’s restricted common stock.

On July 29, 2020 the Company terminated its agreement to acquire 51% of HSII. As a part of the termination agreement, the sole shareholder of HSII, Leonard Cusenza, agreed to pay the Company $2,150,000 by August 7, 2020.

On December 31, 2020, the Company entered into an amended note receivable with HSII for $2,750,000 which had an initial maturity date of March 31, 2021. The note bore interest at 8% per year through March 31, 2021. The loan was subsequently extended to July 31, 2021. During the three month period ending July 31, 2021 the interest rate increases to 12% per year. In addition, the Company receives royalties on various products sold by HSII for a period of three years commencing on April 1, 2021. The loan is guaranteed by the sole shareholder of HSII.

Sofa King Medical

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

EdenFlo will join Prolific Nutrition and Love Pharm, LLC to secure and expand the Company’s position in the national Hemp/CBD industry. EdenFlo is a large-scale Colorado-based hemp-CBD producer and manufacturer of pure isolate and full-spectrum hemp. EdenFlo’s wholesale isolate is made from the highest quality ingredients, utilizing only the best extraction and distillation methods to ensure a final product of extreme purity. The scientific procedures used for the remediation of THC provide the cleanest broad-spectrum (distillate) oil available in the cannabis extraction industry. The acquisition of EdenFlo will support the Company’s manufacturing operations by supplying the Company’s raw materials requirements for its branded products.

Test Kitchen, Inc.

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

On November 12, 2020, the Company contributed SCT’s assets valued at $530,000 less the cash consideration provided by DC Energy Group, LLC (“DCEG”) of $200,000 for a 40% interest in DC Energy Group, LLC, an entity which is focused on low energy lamination. The investment is accounted for using the equity method.

Market Conditions

Legal marijuana sales in the United States reached $17.5 billion in 2020, according to ArcView Market Research/BDS Analytics. The research firm projects sales to increase to $41.3 billion by the end of 2026.

Adult-Use marijuana is now legal in 17 states and the District of Columbia, and medical marijuana is legal in 36 states and the District of Columbia.

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

As of March 31, 2021, 36 states and the District of Columbia allowed their citizens to use medical Marijuana. Additionally, 17 states, the District of Columbia and the country of Canada have legalized cannabis for recreational use by adults. However, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.

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

During the confirmation hearings of U.S. attorney general William Barr, he made comments that he would not prosecute marijuana businesses operating within state law. Additionally, in April of 2019 Mr. Barr stated that he would prefer that Congress enact legislation allowing states to legalize marijuana instead of continuing the current approach under which a growing number of states have ended cannabis prohibition in conflict with federal law. The above notwithstanding, there can be no assurance that the Federal government will not seek to uphold federal law and supersede state law to prosecute cannabis companies.

On February 22, 2021, President Biden’s nominee for U.S. attorney general, Judge Merrick Garland, reiterated that he does not feel the Department of Justice should use its resources to prosecute people acting in compliance with state marijuana laws. This stance suggests enforcement and prioritization of marijuana-related activity will reflect that of the Obama administration.

General

Our principal executive offices are located at 7400 E. Crestline Cir. Ste. 130 Greenwood Village, CO 80111. Our main telephone number is (800) 924-3716. Our website is www.pureharvestcannabis.com. As of March 31, 2021 we had 25 full time employees.

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

The Company’s business is dependent on laws pertaining to the marijuana industry.

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

As of March 31, 2021, 36 states in the U.S. and the District of Columbia allow its citizens to use medical marijuana. Additionally, 11 states, the District of Columbia and the country of Canada have legalized cannabis for recreational use by adults. However, the state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the Trump administration will not materially change its stated policy regarding the low-priority enforcement of federal laws. Additionally, the Trump administration, and any new administration that follows, could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to the Company and its shareholders.

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

Impact of the Coronavirus

The Company’s business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have temporarily closed due to quarantines intended to contain this outbreak. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. International stock markets have reflected the uncertainty associated with the slow-down in the world economies. The significant declines in the Dow Industrial Average were also largely attributed to the effects of COVID-19. The Company is still assessing the impact COVID-19 may have on its business, but there can be no assurance that this analysis will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

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

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the OTCQB market under the symbol “PHCG”.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Pink for the periods indicated.

Period	Low	High

March 31, 2019	$0.60	$0.80
June 30, 2019	$0.45	$0.80
September 30, 2019	$0.26	$0.65
December 31, 2019	$0.42	$0.55

March 31, 2020	$0.30	$0.55
June 30, 2020	$0.28	$0.50
September 30, 2020	$0.26	$0.50
December 31, 2020	$0.27	$0.70

Holders of our common stock are entitled to receive dividends as may be declared by the Board of Directors. The Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No cash dividends have ever been declared and it is not anticipated that cash dividends will ever be paid.

Our Articles of Incorporation authorize our Board of Directors to issue up to 25,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management. As of March 31, 2021, no preferred shares were outstanding.

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

Results of Operations

During the year ended December 31, 2020 approximately 97% of the Company’s revenue was from sales made by the Company’s SKM dispensary in Dumont, Colorado. During the year ended December 31, 2020 no sales were generated by Prolific Nutrition, Gratus Living, Love Pharm, EdenFlo or Test Kitchen.

Material changes in the line items in the Company’s Statement of Operations for the year ended December 31, 2020 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason
Revenues	I	Increase was due to acquisition of Sofa King Medical Wellness Products in August 2020.
Operating Expenses	I	Increase was primarily due to expenses of entities acquired during 2020.
Interest Expense	I	Increase in interest bearing debt
Loss on Fair Value of Derivative Securities	I	Increase due to issuance of convertible notes for which the fair value of derivative liabilities was in excess of the proceeds received from the convertible notes.
Other Income	I	Increase is due to increase in principal balance related to increase in notes receivable.

Capital Resources and Liquidity

The Company’s sources and (uses) of cash for the years ended December 31, 2020 and 2019 are shown below:

	2020	2019
Cash used in operations	$(2,074,208)	$(917,417)
Cash used in investing activities	(2,807,727)	(2,532,015)
Cash provided by financing activities	4,073,532	5,092,178

See Note 6 to the December 31, 2020 financial statements included as part of this report for information concerning our notes payable.

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

Off Balance Sheet Arrangements

As of December 31, 2020, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the December 31, 2020 financial statements included as part of this report for a description of the Company’s significant accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See financial statements included as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2020 for the same reasons that our internal control over financial reporting was not effective:

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Matthew Gregarek	41	Chief Executive Officer and a Director
David Burcham	42	President and a Director
Peyton Bowman	41	Chief Operating Officer
Alexander Glueckler	37	Chief Financial and Accounting Officer
Donnie Emmi	41	Director

Matthew Gregarek has been our Chief Executive, Chairman, and Financial and Accounting Officer since July 29, 2019. Mr. Gregarek founded Alternity Capital Management, LLC (ACM) in 2010, which specializes in providing alternative investments to the private sector that are non-correlated to the typical capital markets, mainly focusing in the automobile financial sector. He has grown ACM to $15mm in assets under management, and has performed duties at ACM involving financial management since 2012. Prior to founding ACM, Mr. Gregarek was the managing partner of Access Capital Investment Group, LLC, (“ACIG”) and the manager of a privately funded auto acquisition company called Capex Acquisitions, LLC, where he specialized in portfolio management business development, and investor relations. He helped grow ACIG to $20 million under management before selling all of his interest in ACIG in May, 2010. Mr. Gregarek has been a director of the Company since July 2, 2015. Mr. Gregarek received a B.S. in finance from the University of Colorado. We believe Mr. Gregarek is qualified to act as a director as a result of his experience in finance and business development.

David Burcham has been one of our directors since April 2020. Mr. Burcham left a senior management position at a prominent Colorado bank in 2013 to start his own real estate development company in the Denver metro area. His business quickly grew and now oversees more than 100 residential and commercial units. In July 2018, Mr. Burcham set his sights on the growing hemp and CBD industry and teamed up with a well-respected chemist and partner of a small 10-year-old CBD extraction business. Mr. Burcham transformed the business into an advanced, pharmaceutical grade, CBD extraction company and co-founded EdenFlo, LLC where he is the Chief Executive Officer.

Peyton Bowman has been our Chief Operating Officer since January, 2021. Mr. Bowman previously oversaw the acquisition and consolidation of various businesses for a private equity firm in New York, New York. Mr. Bowman brings a wealth of knowledge and experience in corporate acquisitions and business operations to the Company and has substantial expertise in supply chain management.

Alexander Glueckler has been our Chief Financial and Accounting Officer since January, 2021. Mr. Glueckler, who will support the evolving financial and accounting operations of the Company and its subsidiaries, is an experienced professional with a proven track record for leading effective, cross-functional teams. Mr. Glueckler has held executive level positions in the cannabis industry since 2014 and has significant experience with all aspects of cannabis business operations.

Donnie Emmi has been one of our Directors since December 2020. Mr. Emmi has been a practicing attorney in Denver, Colorado since 2007.

The Company’s directors serve until the next annual meeting of our shareholders and until their successors have been duly elected and qualified. The Company’s officers serve at the discretion of our directors. The Company does not compensate any person for acting as a director.

We believe our directors are qualified to act as such for the following reasons:

Name	Reason
Matthew Gregarek	Experience with Company and capital markets
David Burcham	Experience with hemp and CBD business
Donnie Emmi	Experience representing clients in the cannabis industry

Audit Committee, Independent Directors and Financial Expert

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. None of our directors are independent, as that term is defined in the rules of the NYSE American. None of our directors is considered a “Financial Expert”.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our officers during the fiscal years ended December 31, 2020 and 2019.

Name & Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	All other compensation ($)	Total ($)
Matthew Gregarek, CEO (1)	2020	$131,250	(3)	$100,000	(3)	$152,000	$17,050		$400,300
	2019

David Burcham, President	2020	$112,500	(3)	$50,000	(3)	$76,000	$11,870		$150,370

Daniel Garza, Chief Marketing Officer (2)	2020	$112,500	(4)	$75,000	(3)	$76,000	$11,870		$175,370
	2019

(1)	Mr. Gregarek has been an officer since July, 2019.

(2)	Mr. Garza was appointed as an officer and director in September, 2019 and resigned as an officer and director in March, 2021.

(3)	Amounts not received as of December 31, 2020 and remain outstanding.

(4)	Approximately $21,500 was paid as of December 31, 2020, with remaining amounts outstanding

Peyton Bowman and Alexander Glueckler were appointed officers in January 2021.

In May 2020, we entered into two-year employment agreements with Matthew Gregarek, our Chairman and Chief Executive Officer, David Burcham, our President, and Daniel Garza, our then Chief Marketing Officer.

The employment agreement with Mr. Gregarek provides for:

●	a signing bonus of $100,000;
●	a base salary of $175,000 per year, payable in equal monthly installments;

The employment agreement with Mr. Burcham provides for:

●	a signing bonus of $50,000;
●	a base salary of $150,000 per year, payable in equal monthly installments;

The employment agreement with Mr. Garza provides for:

●	a signing bonus of $75,000;
●	a base salary of $150,000 per year, payable in equal monthly installments;

Each employment agreement provides that the signing bonus can be deferred until we generate sufficient revenue. Each employment agreement also provided for the award of shares of our restricted common stock and options to purchase shares of our common stock.

	Restricted
	Shares	Options
Matthew Gregarek	4,300,000	2,250,000
David Burcham	2,300,000	1,750,000
Daniel Garza	2,300,000	1,750,000

A portion of these shares/ options are subject to vesting requirements.

Refer to our 8-K report dated May 11, 2020 (including the exhibits to the report), for the complete terms of the employment agreements.

Mr. Garza’s Employment Agreement terminated in March 2021 upon his resignation as an officer and a director.

During the two years ended December 31, 2020 none of our officers or directors exercised any options.

As of March 31, 2021, we had outstanding warrants which allowed the holders to purchase up to 500,000 shares of our common stock at a price of $4.00 per share at any time on or before December 31, 2021.

We do not currently compensate our Directors for acting such as.

The following shows the amounts we expect to pay to our officers and the amount of time these persons expect to devote to our business during the year ending December 31, 2021.

Name	Projected Monthly Compensation	Percent of Time to Be Devoted to the Company’s Business

Matthew Gregarek	$14,583	100
David Burcham	12,500	100
Peyton Bowman	12,000	100
Alexander Glueckler	10,000	100

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the ownership, as of April 15, 2021, of those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each of the Company’s directors and officers and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment power over their shares of common stock.

Name	Shares Owned	% of Outstanding Shares

Matthew Gregarek	5,000,000	7.7%
David Burcham	4,525,000	6.9%
Peyton Bowman	-	-
Alexander Glueckler	-	-
Donnie Emmi	-	-
All officers and directors as a group (5 persons)

Mr. Gregarek acquired 1,000,000 of his shares in connection with the Company’s acquisition of PHC.

In connection with the Company’s acquisition of PHC the Company issued warrants to the former shareholders of PHC, including the person shown below:

Name	Shares issuable upon the exercise of warrants	Exercise Price	Expiration Date

Matthew Gregarek	500,000	$4.00	12/31/21

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the years ended December 31, 2020 and 2019 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2020	2019

Audit fees	$91,200	$75,600
Audit-related fees		9,030
Tax fees	1,500
All other fees
Total fees	$92,700	$84,630

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of our annual financial statements and the review of our interim financial statements. Before our independent accountants were engaged by to render these services, their engagement was approved by our Directors.

PURE HARVEST CANNABIS GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pure Harvest Corporation Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Harvest Corporation Group, Inc. (the Company) as of December 31, 2020 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.

Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company
Haynie & Company
Salt Lake City, Utah
April 19, 2021

We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Pure Harvest Cannabis Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pure Harvest Cannabis Group, Inc. as of December 31, 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We served as the Company’s auditor from 2015 to 2020
Lakewood, CO
April 27, 2020

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Balance Sheets

	As of December 31, 2020	As of December 31, 2019
ASSETS
Current assets
Cash	$856,844	$1,665,247
Accounts receivable	91,371	1,653
Interest receivable	-	8,194
Inventory	1,047,690	70,091
Deferred rent	113,778	93,333
Prepaids and other current assets	235,335	-
Total current assets	2,345,018	1,838,518

Long-term assets
Property, plant and equipment	1,599,088	331,383
Accumulated depreciation	(469,315)	(287,249)
Deferred rent, net of current portion	26,446	132,223
Right of use asset	537,393	184,685
Notes receivable and advances on pending acquisitions, net allowance of $33,000 and $33,000, respectively	2,750,000	2,450,000
Goodwill	1,550,225	141,453
Intangible assets	2,399,524	-
Other assets	301,604	15,000
Total assets	$11,039,983	$4,806,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$91,741	$115,126
Accrued interest	-	23,890
Accrued expenses	1,324,936	75,131
Royalty payable	-	770
Due to related parties	-	116,667
Notes payable	431,919	-
Convertible notes payable, net of discount of $146,967 and $41,695, respectively	1,353,033	958,305
Related party convertible notes payable	1,412,504	-
Total current liabilities	4,614,133	1,289,889

Long term liabilities
Notes payable	6,000	-
Right of use liability	293,971	133,554
Convertible notes payable, net of discount of $1,723,835 and $0, respectively	226,165	-
Derivative liabilities	1,879,776	-
Total liabilities	7,020,045	1,423,443

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized, 64,117,846 and 37,716,330 shares issued and outstanding, respectively	641,179	377,164
Additional paid-in capital	11,111,799	4,391,587
Accumulated deficit	(7,733,040)	(1,386,181)
Total stockholders’ equity	4,019,938	3,382,570
Total liabilities and stockholders’ equity	$11,039,983	$4,806,013

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Statements of Operations

For the Years Ended December 31, 2020 and 2019

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

REVENUES
Product sales and royalty income	$735,690	$38,550

Cost of sales	325,191	38,153

Gross profit	410,499	397

OPERATING EXPENSES
Advertising and promotion	120,637	186,876
General and administrative expenses, including stock-based compensation of $766,024 and $133,000, respectively	4,217,139	884,753
Research and development	321,332	-
Depreciation expense	167,003	12,634
Total operating expenses	4,826,111	1,084,263

Loss from operations	(4,415,612)	(1,083,866)

Other income (expense):
Interest expense	(1,486,924)	(26,195)
Loss on extinguishment of notes payable	(336,500)	-
Day one loss and change in fair market value of derivative liabilities	(1,641,824)	-
Loss on equity method investment	(62,449)	-
Other income (expense)	1,596,450	(24,806)
Total other income (expense)	(1,931,247)	(51,001)

Loss before provision for income taxes	(6,346,859)	(1,134,867)

Provision for income taxes	-	-

NET LOSS	$(6,346,859)	$(1,134,867)

Basic and diluted net loss per common share	$(0.13)	$(0.03)
Basic and diluted weighted-average number of common shares outstanding	49,216,927	33,096,662

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,346,859)	$(1,134,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	232,542	12,634
Stock-based compensation	84,663	133,000
Common stock issued for services	681,361	-
Gain on increase in note receivable	(300,000)	-
Amortization of debt discount	968,549	2,305
Loss on extinguishment of notes payable	336,500	-
Bargain purchase	(784,540)	-
Loss from equity method investment	373,174	-
Impairment of goodwill	141,153	-
Excess FMV of shares issued	131,625	-
Change in fair value of derivative liability	1,641,824	-
Changes in operating assets and liabilities:
Accounts receivable	(96,985)	21,149
Interest receivable on notes receivable	8,194	(8,194)
Inventory	(130,641)	(6,151)
Other assets	(10,000)	(15,000)
Deferred rent	85,332	54,444
Prepaid and other current assets	(215,315)	-
Accounts payable	102,700	10,797
Accrued interest	22,056	23,890
Accrued expense	999,107	39,131
Royalty payable	(770)	576
Right of use asset and liability	2,122	(51,131)
Net cash used in operating activities	(2,074,208)	(917,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable and advances of pending acquisitions	(2,528,702)	(55,797)
Notes receivable		(2,450,000)
Purchase of machinery and equipment	(279,025)	(26,218)
Net cash used in investing activities	(2,807,727)	(2,532,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) due from (to) related parties, net	(116,667)	96,778
Proceeds from issuance of convertible notes payable	2,450,000	1,000,000
Proceeds from notes payable	1,786,000	-
Repayment of notes payable	(1,755,801)	-
Proceeds from related party notes payable	460,000	-
Proceeds from sale of common stock	1,250,000	3,995,400
Proceeds from sale of common stock to be issued	-	-
Net cash provided by financing activities	4,073,532	5,092,178

Change in cash and cash equivalents	(808,403)	1,642,746
Cash and cash equivalents, beginning of period	1,665,247	22,501
Cash and cash equivalents, end of period	$856,844	$1,665,247

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Discount on note payable due to common stock and warrants	$171,082	$-
Common stock issued for accrued interest	$52,294	$-
Common stock issued for business acquisitions	$1,861,678	$85,626
Exchange of note receivable and accrued interest for business acquisition	$1,696,879	$-
Common stock and warrants issued in connection with note extensions	$429,524	$-
Discounts due to common stock and derivative liabilities	$2,602,427	$-
Common stock issued for conversion of related party notes payable	$30,000	$-
Accounts payable converted into a note payable	$159,753	$-
Beneficial conversion feature recorded on convertible debt	$-	$44,000
Common stock issued for conversion of note payable	$-	$117,000
Common stock issued in connection with operating lease	$-	$280,000

The accompanying notes are an integral part of these consolidated financial statements

Pure Harvest Corporate Group, Inc.

(formerly Pure Harvest Cannabis Group, Inc.)

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Capital	Deficit	(Equity)
Balance, December 31, 2018	-	$-	31,523,330	$315,234	$(201,539)	$(251,314)	$(137,619)

Stock-based compensation	-	-	280,000	2,800	130,200	-	133,000
Stock returned by former executives	-	-	(2,750,000)	(27,500)	27,500	-	-
Issuance of stock for acquisition	-	-	172,000	1,720	83,936	-	85,656
Issuance of stock to note holders	-	-	-	-	117,000	-	117,000
Issuance of stock for lease	-	-	400,000	4,000	276,000	-	280,000
Issuance of stock to investors	-	-	8,091,000	80,910	3,964,590	-	4,045,500
Offering costs	-	-	-	-	(50,100)	-	(50,100)
Beneficial conversion feature	-	-	-	-	44,000	-	44,000
Net loss	-	-	-	-	-	(1,134,867)	(1,134,867)
Balance, December 31, 2019	-	-	37,716,330	377,164	4,391,587	(1,386,181)	3,382,570

Stock-based compensation	-	-		-	84,663	-	84,663
Issuance of common stock for cash	-	-	3,250,000	32,500	1,217,500	-	1,250,000
Issuance of common stock for services	-	-	7,252,444	72,524	608,837	-	681,361
Issuance of common stock for acquisition	-	-	10,508,397	105,084	1,756,594	-	1,861,678
Issuance of common stock to note holder	-	-	4,541,250	45,413	2,052,294	-	2,097,707
Issuance of common stock for accrued interest	-	-	124,425	1,244	51,050	-	52,294
Issuance of common stock and warrants for extension of notes payable	-	-	500,000	5,000	424,524	-	429,524
Issuance of common stock for conversion of related party note	-	-	75,000	750	29,250	-	30,000
Discount on convertible notes payable to related party due to common stock issued and derivative liabilty	-	-	150,000	1,500	67,500	-	69,000
Extinguishment of related party notes payable	-	-	-	-	428,000	-	428,000
Net loss	-	-	-	-	-	(6,346,859)	(6,346,859)
Balance, December 31, 2020	-	$-	64,117,846	$641,179	$11,111,799	$(7,733,040)	$4,019,938

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

Management plans to fund future operations by raising capital and or seeking joint venture opportunities. We may seek to sell additional equity or convertible securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. If we raise additional funds through collaboration and licensing agreements with third parties, it may be necessary to relinquish valuable rights to our product candidates or future revenue streams or to grant licenses on terms that may not be favorable to us.

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

Accounts Receivable

We record accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and is charged to other income (expense) in the combined statements of operations. We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers. As of December 31, 2020 and 2019, an allowance for estimated, uncollectible accounts was determined to be unnecessary.

Inventory

Inventory is reported at the lower of cost or net realizable value on the first-in, first-out (FIFO) method. Our inventory is subject to obsolescence. Accordingly, quantities on hand are periodically monitored for items no longer being sold, which are written off. All inventory is stored at the manufacturer and maintained by them. Inventory consists of cannabis plants, process materials, finished cannabis goods, raw hemp materials, packaging and other materials and no inventory is deemed obsolete. As of December 31, 2020 and 2019, inventory consisted of the following:

	2020	2019

Finished goods	$505,613	$70,091
Work in progress	22,181	-
Raw materials	519,896	-
Total	$1,047,690	$70,091

Machinery and Equipment

Machinery and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant furniture, fixtures, machinery and equipment categories are approximately five years. Leasehold improvements are the shorter or the asset life or the lease.

Impairment of Long-Lived Assets and Intangible Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If the Company determines that the carrying value of the asset is not recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. There were no impairments recorded during the years ended December 31, 2020 and 2019.

Goodwill

Goodwill represents the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment, or if circumstances occur that more likely than not reduce the fair value of the reporting unit below its carrying amount. The Company performed its annual test on December 31, 2020 for which an impairment of $141,453 related to Gratus and Prolific’s goodwill was recorded as the Company expects to dispose of these entities.

Equity Method and Non-marketable Equity Investments

Equity investments for which we have significant influence, but not control, over the investee and are not the primary beneficiary of the investee’s activities are accounted for under the equity method. The Company’s share of gains and losses in equity method investments are recorded in investment and other income, net. The Company monitors equity method investments for events or circumstances that could indicate the investments are impaired, such as a deterioration in the investee’s financial condition and business forecasts and lower valuations in recently completed or anticipated financings, and recognize a charge to investment and other income, net for the difference between the estimated fair value and the carrying value. For equity method investments, we record impairment losses in earnings only when impairments are considered other-than-temporary.

Lease Commitment

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of December 31, 2020 and 2019, management determined that there were no variable lease costs.

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

If a conversion feature does not meet the conditions to be separated and accounted for as an embedded derivative liability, the Company then determines whether the conversion feature is “beneficial”. A conversion feature would be considered beneficial if the conversion feature is “in the money” when the host instrument is issued or, under certain circumstances, later. If convertible debt contains a beneficial conversion feature (“BCF”), the amount of the proceeds allocated to the BCF reduces the balance of the convertible debt, creating a discount which is amortized over the debt’s term to interest expense in the consolidated statements of operations.

Derivative Liabilities

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts and for hedging activities.

As a matter of policy, the Company does not invest in separable financial derivatives or engage in hedging transactions. However, the Company entered into certain debt financing transactions during 2020, as disclosed in Note 6, containing certain conversion features that have resulted in the instruments being deemed derivatives. The Company evaluates such derivative instruments to properly classify such instruments within equity or as liabilities in our financial statements. Our policy is to settle instruments indexed to our common shares on a first-in-first-out basis.

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

Business Combinations

The Company accounts for businesses it acquires in accordance with ASC Topic 805, “Business Combinations”, which allocates the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions. A bargain purchase is recorded if the net fair value of the assets acquired is in excess of the consideration provided. Acquisition-related expenses and transaction costs associated with business combinations are expensed as incurred.

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

As of December 31, 2020 and 2019, the Company’s deferred tax assets consisted entirely of net operating losses to which there is a full valuation allowance applied. In addition, as of December 31, 2020 all tax years since 2016 are open for examination for which no current examinations are in progress.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2020 and 2019, due to the short-term nature of these instruments. The Company’s derivative liabilities are considered a Level 2 liability.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. For the years ended December 31, 2020 and 2019, dilutive instruments consisted of convertible notes payable, unvested restricted stock grants, warrants, options to purchase shares of the Company’s common stock, summarized below. The effects of which to the Company’s net loss are anti-dilutive.

	2020	2019
Restricted stock	3,100,000	-
Options	5,750,000	-
Warrants	26,432,516	26,432,516
Convertible notes payable	10,120,637	2,000,000
Total	45,403,153	28,432,516

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

Prolific Nutrition and Gratus Living

On September 6, 2019 the Company acquired all of the outstanding membership interests in Prolific Nutrition, LLC and Gratus Living, LLC (collectively “Prolific Nutrition”) for 172,000 shares of the Company’s restricted common stock. The Company valued the shares of common stock at $85,656 based upon the closing market price of the Company’s common stock on the date of acquisition.

Prolific Nutrition and Gratus Living are Colorado-based hemp/CBD companies. As of December 31, 2020, Prolific Nutrition and Gratus Living have recorded no revenues from operations. Prolific Nutrition’s and Grotus Living’s results of operations have been included in the Company’s operating results for the period subsequent to the acquisition on September 30, 2019.

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

How Smooth It Is, Inc.

On March 12, 2020, the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $1,500,000 in cash and 7,000,000 shares of the Company’s restricted common stock. HSII is a state-licensed medical marijuana processor based in Riverdale, Michigan and plans to offer a wide range of cannabis-infused products including chocolate bars, gummies, beverages, and other Pure Harvest branded products. HSII is based in a 5,800 square foot facility and has the capability of extracting, processing and manufacturing an array of products containing THC and CBD. HSII has also submitted applications for four dispensary licenses in Riverdale, White Cloud, Alma and Mount Pleasant, MI. The acquisition of the 51% interest in HSII is subject to a number of conditions, including the approval of the Michigan Department of Licensing and Regulatory Affairs (LARA). The acquisition of HSII has been terminated, see Note 4 for additional information.

Sofa King Medicinal Wellness Products, LLC

On March 13, 2020, the Company entered into an agreement to acquire all of the outstanding membership interests in Sofa King Medicinal Wellness Products, LLC (“SKM”) for 3,000,000 shares of the Company’s common stock. The completion of the acquisition is subject to a number of conditions, including the approval of the acquisition by the Colorado Marijuana Enforcement Division (MED). SKM is a vertically integrated cannabis operator located in Dumont, CO. In August 2020, the acquisition of SKM was finalized as the appropriate licenses have been approved. The operations of SKM have been included within operations from the date of acquisition of August 11, 2020.

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

Solar Cultivation Technologies

On September 29, 2020, the Company acquired all of the assets of Solar Cultivation Technologies, Inc. (“SCT”), a Denver-based solar company focused on bringing solar to the cannabis industry in an effort to minimize the industry’s carbon footprint. This acquisition will allow the Company to implement SCT’s solar, storage, and intelligent distribution technology throughout its operations in addition to providing these technologies to other operators in the cannabis industry. The operations of SCT have been included within operations from the date of acquisition. In November 2020, the Company transferred SCT assets for an interest in a partnership, see Note 8 for additional information.

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

Purchase Price and Allocations

The transactions above were accounted for as business combinations in accordance with ASC Topic 805, Business Combinations. The Company has determined fair values of the assets acquired and liabilities assumed. These values were estimated by management as well as information obtained from a third party. Goodwill is primarily attributable to the go-to-market synergies that are expected to arise because of the acquisitions. The goodwill is not deductible for tax purposes.

The calculation of the purchase prices are as follows:

	EdenFlo, LLC	SKM	TK	SCT	Prolific and Gratus
Notes receivable	$1,650,000	$-	$-	$-	$-
Interest receivable	46,879	-	-	-	-
Additional advances	384,409	-	-	476,507	-
Fair market value of common stock issued	280,000	1,440,000	22,495	119,183	85,656
Cash (received) paid	(2,398)	-	-	-	55,497
	$2,358,890	$1,440,000	$22,495	$595,690	$141,153

The Company has made a provisional allocation of the purchase price in regard to the acquisitions related to the assets acquired and the liabilities assumed as of the purchase dates. The following table summarizes the proforma effects of the acquisitions as if they had been occurred at the beginning of all periods presented.

	EdenFlo, LLC	SKM	TK	SCT	Prolific and Gratus
	Purchase Price	Purchase Price	Purchase Price	Purchase Price	Purchase Price
	Allocation	Allocation	Allocation	Allocation	Allocation

Cash	$2,398	$24,437	$-	$2,258	$-
Accounts receivable	-	-	-	24,525	-
Inventory	846,958	-	-	11,102	-
Prepaids and other current assets	8,585	-	-	16,929	-
Property and equipment	926,671	100,057	-	10,680	-
Other assets	11,553	-	-	-	-
Licenses	-	2,450,000	-	-	-
Goodwill	1,522,725	-	22,495	599,196	141,153
Accounts payable and accrued liabilities	-	(36,653)	-	(69,000)	-
Loans payable	-	(313,301)	-	-	-
Loans payable - related party	(960,000)	-	-	-	-
Bargain purchase	-	(784,540)	-	-	-
	$2,358,890	$1,440,000	$22,495	$595,690	$141,153

The Company has completed the valuations necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price of these acquisitions.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the acquisitions noted above had occurred as of January 1, 2019. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisition been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions:

	2020	2019
Revenues	$1,118,646	$935,242
Net loss	$(7,153,446)	$(1,525,135)
EPS	$(0.13)	$(0.03)

NOTE 4 – NOTES RECEIVABLE

In May and June 2019, the Company advanced $28,593 to two unrelated individuals in connection with potential acquisitions for the Company. The amounts were to be repaid, without interest, in October 2019. As of December 31, 2020 and 2019, the Company has continued collection efforts on these notes receivable but has provided an allowance of such due to the unlikelihood of closing the acquisitions or collecting on the notes receivable.

In December 2019, the Company advanced $800,000 to How Smooth It Is, Inc., increased by $700,000 in January 2020, totaling $1,500,000 in connection with the potential acquisition of that entity by the Company. The note receivable was due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In March 2020, the Company entered into an acquisition agreement to acquire the entity for which the note receivable was used to offset a portion of the purchase price, see Note 3 for additional information. On April 9, 2020, the Company submitted the required applications to the Michigan Department of Licensing and Regulatory Affairs (LARA) to be approved and pre-qualified as a Processor to be added to the HSII license. Upon approval, PHCG will become 51% owners and can participate in revenue. The transaction will not close until the appropriate Michigan approvals are obtained. During the year ended December 31, 2020, the Company advanced HSIT an additional $247,845 for operations. The additional advances are not under a formal arrangement and thus do not incur interest and are due on demand.

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

On December 31, 2020, the Company entered into an amended note receivable loan and security agreement for $2,750,000 with an initial maturity date of March 31, 2021. The note incurs interest at 8% per annum through the initial maturity date. As of the date of these financial statements the required monthly interest payments have been received. Under the agreement, if the loan isn’t repaid by March 31, 2021, as long as there have been no defaults, the loan will be extended to July 31, 2021. During the extended period, the interest rate increases to 12% per annum. In addition, with the extended period, the Company receives various royalties on products sold by the borrower for a period of three year commencing on April 1, 2021. On March 31, 2021, the note was extended to July 31, 2021 in accordance with the terms. The loan is secured by all the assets of HSII and all the shares of HSII held by the sole shareholder.

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

During the year ended December 31, 2020, the Company advanced SCT $476,507 for operations. The additional advances were not under a formal arrangement and thus do not incur interest and are due on demand. See Note 3 for discussion regarding the acquisition of SCT as these advanced were treated as additional consideration within the purchase price.

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

In April 2020, in connection with the EdenFlo asset acquisition, the Company assumed a lease for a marijuana retail store. At inception of the lease, the Company recorded a right of use asset and liability of $140,988. The Company used an effective borrowing rate of 10 percent within the calculation. The lease runs through September 2021.

In May 2020, the Company entered into a lease for their corporate offices. The lease requires monthly payments ranging from $12,330 to $12,861 through the maturity of the lease in October 2023. At inception of the lease, the Company recorded a right of use asset and liability of $399,766. The Company used an effective borrowing rate of 10.35 percent within the calculation.

The following are the expected lease payments as of December 31, 2020, including the total amount of imputed interest related:

Years ending December 31:
2021	$330,749
2022	207,675
2023	128,606
Imputed interest	(104,941)
$562,089

Total rent expense for the years ended December 31, 2020 and 2019 was $339,415 and $163,466, respectively.

NOTE 6 –NOTES PAYABLE

Convertible Notes Payable

During the year ended December 31, 2019, the Company issued a series of convertible notes with original principal balances of $1,000,000. The convertible notes had original maturity dates ranging from November 1, 2021 to December 1, 2021 and incur interest at 20% per annum. In July 2020, the due date of the convertible notes was extended to November 1, 2023. In addition, convertible notes are convertible upon issuance at a fixed price of $0.50 per common share. In connection with the issuance, the Company recorded a beneficial conversion feature of $44,000 resulting in a discount to the convertible notes. The discount is being amortized to interest expense using the straight-line method, due to the short-term nature of the convertible notes, over the term. During the year ended December 31, 2020 and 2019, the Company amortized $15,848 and $0, respectively, to interest expense. The remaining discount of $28,152 is expected to be amortized throughout 2021 to 2023. The convertible notes include other provisions such as first right of refusal on additional capital raises, authorization of holder to incur debts senior to the convertible notes, etc. Additionally, should the holder exercise the option to exercise, a warrant to purchase an additional share of common stock for which the terms are not defined in the agreement. Thus, the issuance of the warrant is contingent to which the Company has not accounted for. Should warrants be ultimately issued, the Company expects to record the fair value of such as additional interest expense.

Convertible Notes Payable

In August 2020, the Company entered into an agreement for borrowings up to $4.0 million. Upon closing, the Company received $1,950,000 and provided for a six-month interest reserve of $146,250. Additional amounts are advanced as varies milestones are reached. The borrowing incur interest at 15% per annum with principal and outstanding interest due three years from the date of issuance. The Company’s assets secure the borrowings. In addition, the borrowings have a variety of financial and non-financial covenants. In addition, the borrowings are convertible at the lesser of $2.00 or 75% of the average closing price of the Company’s common stock for the preceding 30 days. Additionally, for every dollar advanced under the borrowing, the holder receives two shares of common stock. As of December 31, 2020, the Company issued the holder 4,192,500 shares. The agreement also includes a variety of other provisions related to inventory sold with specific discounts, markups, etc.

Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. The derivative liabilities are valued on the date the borrowings become convertible and revalued at each reporting period. During the year ended December 31, 2020, the Company recorded initial derivative liabilities of $1,756,636 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.36 our stock price on the date of grant of $0.45, expected dividend yield of 0%, expected volatility of 103.00%, risk free interest rate of 0.64% and expected term of 3.0 years. Upon initial valuation, the derivative liabilities, as well as the fair market value of the 4.2 million shares of common stock exceeded the face values of the convertible notes payable by [$1,886,625], which was recorded as a day one loss in derivative liability. On December 31, 2020, the derivative liabilities were revalued at $1,879,774 resulting in a loss of $123,139. The inputs to value the derivative liabilities were similar to those on the date of issuance.

In connection with the derivative liabilities and common stock issued, the Company recorded a $1,950,000 discount. The discount is being amortized over the term of the borrowings using the straight-line method due to the short term nature. During the year ended December 31, 2020, the Company amortized $226,164 of the discount to interest expense. As of December 31, 2020, a discount of $1,723,836 remained for which will be amortized in periods from 2021 to 2023.

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

At various times in 2020, the Company has borrowed a total of $430,000 from an individual related to a director of the Company and a director of the Company. The loans are evidenced by a promissory notes which bears interest at 12% per year and are due and payable at dates ranging from December 10, 2020 to January 10, 2021. The proceeds were used for operations. At the option of the holders, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of $0.30 or 80% of the ten day average closing price of the Company’s common stock immediately prior to the date of conversion. The holders also have the option to convert $900,000 owed to them from EdenFlo, LLC, as disclosed below, which debt was assumed the Company in connection with the acquisition of EdenFlo, at a price of $0.30 per share for a period of 12 months. Additionally, the holders were issued 215,000 shares of common stock in connection with the notes. On December 7, 2020, the loans were amended whereby the variable conversion price was removed. See below for additional accounting impact.

Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. The derivative liabilities are valued on the date the convertible note payable become convertible and revalued at each reporting period. During the year ended December 31, 2020, the Company recorded initial derivative liabilities of $298,913 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.30 our stock price on the date of grant ranging from $0.40 - $0.49, expected dividend yield of 0%, expected volatility of 103.00%, risk free interest rate of 0.64% and expected terms of 0.5 years. Upon initial valuation, the derivative liabilities, as well as the fair market value of the 215,000 shares of common stock exceeded the face values of the convertible notes payable by $2,940, which was recorded as a day one loss in derivative liability. On December 7, 2020, the derivative liabilities were revalued at $540,475 resulting in a loss of $241,562. The value of the derivatives of $540,475 was recorded as a gain on extinguishment due to the modification of the exercise price. The inputs to value the derivative liabilities were similar to those on the date of issuance.

In connection with the derivative liabilities and common stock issued, the Company recorded a $396,223 discount. The discount is being amortized over the term of the convertible note using the straight line method due to the short term nature. During the year ended December 31, 2020, the Company amortized $396,223 of the discount to interest expense. As of December 31, 2020, no discount remained.

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

In connection with the SKM acquisition, the Company assumed four notes payable totaling $313,300 with the former membership. The notes do not incur interest and are due on demand.

See Note 8 for information relating to loans from an Officer and Director of the Company.

Notes Payable - $1.5 Million

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

On July 14, 2020, the holder of the Note agreed to further extend the due date for the $1,000,000 payment to August 15, 2020. In consideration for extending the repayment date, the Company issued to the note holder an additional 100,000 shares of the Company’s common stock and warrants to purchase 200,000 shares of the Company’s common stock. The warrants are exercisable at a price of $2.00 per share and expire January 1, 2025. The Company determined the extension resulted in debt extinguishment accounting whereby the fair value of the additional consideration provided was in excess of the carrying value of the original note payable resulting in an extinguishment loss of $120,721. The note was paid in full in August 2020.

In addition, during the year ended December 31, 2020, the Company issued 124,425 shares of common stock in satisfaction of $52,293 in accrued interest.

Note Payable - $200,000

On October 9, 2020, the Company borrowed $200,000 from an unrelated third party. The note incurred interest at 12% per annum and was due by November 9, 2020. The note was repaid. As further consideration, the Company issued 100,000 shares of its restricted common stock to the lender. The Company recorded the fair market value of the shares as a discount of $40,000 to the note for which all was amortized to interest expense during the year ended December 31, 2020.

Note Payable - $173,705

On November 1, 2020, the Company entered into an agreement to convert accounts payable of $173,705 into a note payable. The note incurred interest at 8% per annum and is payable in monthly payments.

Note Payable - $500,000

On November 17, 2020, the Company borrowed $500,000 from an unrelated third party. The note incurs interest at 8% per annum and matures on January 31, 2020. At the option of the lender, the loan and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of 75% of the ten day average closing price of the Company’s common stock immediately prior to the date of conversion or $0.50.

Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. The derivative liabilities are valued on the date the borrowings become convertible and revalued at each reporting period. During the year ended December 31, 2020, the Company recorded initial derivative liabilities of $287,454 based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.24 our stock price on the date of grant of $0.37, expected dividend yield of 0%, expected volatility of 103.00%, risk free interest rate of 0.21% and expected term of 0.25 years. On December 31, 2020, the derivative liabilities were revalued at $134,303 resulting in a gain of $153,151. The inputs to value the derivative liabilities were similar to those on the date of issuance.

In connection with the derivative liabilities and common stock issued, the Company recorded a $287,454 discount. The discount is being amortized over the term of the borrowings using the straight-line method due to the short term nature. During the year ended December 31, 2020, the Company amortized $168,639 of the discount to interest expense. As of December 31, 2020, a discount of $118,815 remained for which will be amortized in early 2021.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Stock-Based Compensation

2019 Issuances

Effective January 1, 2019, the Company entered into agreements to issue a total of 1,600,000 shares of common stock to two officers. The shares were to vest over a one-year period commencing on January 1, 2019. The Company valued the common stock at $760,000, using the closing market price of the Company’s common stock on the date of the agreement. The Company was expensing the value of the common stock over the vesting period which mirrors the service period. During the six months ended June 30, 2019, the Company recognized $190,000 of stock-based compensation. On July 30, 2019, the two officers referred to above resigned as officers and directors of the Company. In connection with their resignations, Mr. Lamadrid agreed to return to the Company 1,750,000 shares, and Mr. Scott agreed to return to the Company 1,200,000 shares of the Company’s common stock. These shares, upon their return to the Company, were cancelled and now represent authorized but unissued shares.

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

In May 2020, the Company entered into two-year employment agreements with Matthew Gregarek, the Company’s Chairman and Chief Executive Officer, David Burcham, the Company’s President, and Daniel Garza, the Company’s Chief Marketing Officer. Among various other salary and bonus terms, the agreements also provide for the award of shares of the Company’s restricted common stock and options to purchase shares of the Company’s common stock. Under these agreements, a total of 6,300,000 fully vested shares of common stock were granted upon execution of the agreements. An additional 1,300,000 shares of common stock were awarded that vested on April 1, 2021. The agreements also provide for the future grant of additional shares of common stock should the individuals remain employed following the April 1, 2021 expiration date.

During the year ended December 31, 2020, the Company has recognized stock-based compensation of $299,657 in connection with the employment and other agreements noted above. In addition, under these arrangements a total of 9.4 million shares of common stock are issuable upon final vesting. The remaining stock-based compensation of $76,234 will be recognized over the remaining service periods as follows: $61,986 during the year ending December 31, 2021 and $14,248 during the year ending December 31, 2022.

During the year ended December 31, 2020, the Company entered into agreements with consultants for which provided investor awareness, research materials and other services. Under the terms of the agreements, the Company issued 724,444 shares of common stock which was initially valued at $320,400 based upon the closing market price of the Company’s common stock on the date of the agreement. The Company recorded expense of $187,067 within general and administrative expense for the year ended December 31, 2020. The remaining $133,333 has been recorded as a prepaid and will be expensed throughout 2021.

Options

In May 2020, effective April 1, 2020, the individuals noted above were also granted a total of 5,750,000 options to purchase shares of the Company’s common stock. These options will vest in tranches at various dates through May 1, 2021 with escalating exercise prices ranging from $0.50 to $7.50 and are exercisable for ten years. These options were valued at $40,790 using a Black-Scholes Options Pricing Model. For the year ended December 31, 2020, the Company recorded $37,006 as stock-based compensation. The remaining expense outstanding through May 1, 2021 is $3,784.

The fair value of the options is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Exercise price per share	$3.40
Expected life (years)	2.97
Risk-free interest rate	0.64%
Expected volatility	135%

Offering of Common Stock and Warrants

In February 2019, the Company commenced a private offering of its common stock for up to $10 million in proceeds. The Company is offering up to 20 million shares of common stock at a purchase price of $0.50 per share. In addition, for each share purchased the investor will receive a warrant to purchase one additional share of common stock at a price of $2.00 per share. The warrants expire on December 31, 2021 or sooner at the Company’s option, if the Company’s stock trades for a price of $3.00 per share for 10 days with an average volume of 100,000 shares per day. During the year ended December 31, 2020, the Company received $150,000 related to the sale of 300,000 shares of common stock and warrants.

On October 23, 2020, the Company sold 2,750,000 shares of its common stock to a private investor for $1,000,000 in proceeds.

Common Stock and Warrants Issued with Notes Payable

See Note 6 for issuance of shares in connection with note agreements.

NOTE 8 – EQUITY METHOD INVESTMENT

On November 12, 2020, the Company contributed SCT’s assets valued at $530,000 less the cash consideration provided by DC Energy Group, LLC of $200,000 for a 40% interest in DC Energy Group, LLC, an entity which is focused on low energy lamination. The investment is included within other assets on the accompanying consolidated balance sheet. The investment is accounted for using the equity method. Condensed financial information for the partnership is as follows:

Condensed balance sheet as of December 31, 2020:

Current assets	$507,486
Non-current assets	321,901
Total assets	$829,387

Current liabilities	$157,467
Non-current liabilities	-
Partners’ capital	671,920
Total liabilities and partners’ capital	$829,387

Condensed statement of operations for the year ended December 31, 2020:

Revenues	$50,000
Net loss	$(158,080)
Company’s interest in net loss	$(62,449)

NOTE 9 – INCOME TAXES

As of December 31, 2020 and 2019, deferred taxes consisted of the following:

	2020	2019
Deferred taxes:
NOL Carryover	$763,192	$222,759
Accrued Liabilities	267,995	14,791
Depreciation	(36,700)	-
Net Deferred tax assets	994,487	237,550
Valuation allowance	(994,487)	(237,550)
Net deferred tax asset	$-	$-

The following is the provision for income taxes for the years ended December 31, 2020 and 2019.

	2020	2019
Deferred tax expense:
State	$145,581	45,682
Federal	565,674	191,868
Valuation allowance	(756,937)	(237,550)
Total	$-	-

As of December 31, 2020 and 2019, the Company has recorded a full valuation allowance on the deferred tax assets. As of December 31, 2020, the Company had net operating loss carry forwards for Federal and State income tax purposes of approximately $2.9 million. The California state net operating loss will begin to expire in 2032. The difference between the statutory tax rate and the effect tax rate is primarily due to permanent differences and the valuation allowance.

The Company has filed all its United States Federal and State tax returns. The Company has identified the United States Federal tax returns as its “major” tax jurisdiction. The United States Federal return year 2017 through 2020 are still subject to tax examination by the United States Internal Revenue Service. The Company is subject to examination by State Tax Boards for the years ended 2016 through 2020. The Company currently does not have any ongoing tax examinations.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of December 31, 2020 and 2019, the Company has $0 and $116,667, respectively, due to related parties. These amounts generally consist of accrued salaries and various expense reimbursements.

See Note 7 for shares and options issued to management under employment contracts. In connection with the employment contracts, the Company accrued total deferred salaries and bonuses of $406,750 and $225,000 as of December 31, 2020, respectively.

See Note 6 for discussion related to related party convertible notes payable.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these consolidated financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

Exhibit
Number	Description

3.1	Articles of Incorporation (1)
3.2	Amended Articles of Incorporation (1)
3.3	Bylaws (1)
10.6	Employment Agreement with Matthew Gregarek (2)
10.7	Employment Agreement with David Burcham (2)
10.8	Employment Agreement with Daniel Garza (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference to the same exhibit filed with the Company’s annual report on Form 10-K for the year ended December 31, 2018.
(2)	Incorporated by reference to the same exhibit filed with the Company’s 8-K report dated May 11, 2020.

ITEM 16.	Form 10-K Summary

None.

20

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19 day of April 2021.

PURE HARVEST CORPORATE GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 19, 2021	By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive
Officer and a Director

April 19, 2021	By:	/s/ David Burcham
David Burcham
Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company has not sent an annual report or proxy statement to its shareholders. The Company does not intend to send an annual report to its shareholders subsequent to the filing of this 10-K report.

21