Form 10-Q
period 2021-03-31
Pure Harvest Corporate Group, Inc.
filed 2021-05-18
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended March 31, 2021

[  ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number: 333-212055

PURE HARVEST CORPORATE GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado	71-0942431
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 15, 2021 there were 65,599,568 shares of the registrant’s common stock.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of March 31, 2021	As of December 31, 2020
ASSETS
Current assets
Cash	$484,796	$856,844
Accounts receivable	151,261	91,371
Inventory	1,188,504	1,047,690
Deferred rent	92,444	113,778
Prepaids and other current assets	235,622	235,335
Total current assets	2,152,627	2,345,018

Long-term assets
Property, plant and equipment	1,617,050	1,599,088
Accumulated depreciation	(546,751)	(469,315)
Deferred rent, net of current portion	-	26,446
Right of use asset	469,565	537,393
Notes receivable and advances on pending acquisitions, net of allowance of $533,000 and $33,000, respectively	2,250,000	2,750,000
Goodwill	1,550,225	1,550,225
Intangible assets, net	2,358,691	2,399,524
Other assets	233,835	301,604
Total assets	$10,085,242	$11,039,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$319,174	$91,741
Accrued expenses	1,502,845	1,324,936
Notes payable	378,627	431,919
Convertible notes payable, net of discount of $24,606 and $146,967, respectively	1,475,394	1,353,033
Related party convertible notes payable	1,412,504	1,412,504
Total current liabilities	5,088,544	4,614,133

Long term liabilities
Notes payable	-	6,000
Right of use liability	249,614	293,971
Convertible notes payable, net of discount of $1,563,561 and $1,723,835, respectively	386,439	226,165
Derivative liabilities	2,034,278	1,879,776
Total liabilities	7,758,875	7,020,045

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value; 250,000,000 shares authorized, 65,099,568 and 64,117,846 shares issued and outstanding, respectively	653,546	641,179
Additional paid-in capital	11,922,301	11,111,799
Accumulated deficit	(10,249,480)	(7,733,040)
Total stockholders’ equity	2,326,367	4,019,938
Total liabilities and stockholders’ equity	$10,085,242	$11,039,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

REVENUES
Product sales and royalty income	$794,148	$1,091

Cost of sales	467,952	-

Gross profit	326,196	1,091

OPERATING EXPENSES
Advertising and promotion	17,014	2,559
General and administrative expenses, including stock-based compensation of $316,006 and $11,502, respectively	1,556,558	520,499
Research and development	3,708	35,151
Depreciation expense	77,436	4,642
Total operating expenses	1,654,716	562,851

Loss from operations	(1,328,520)	(561,760)

Other income (expense):
Interest expense	(521,371)	(130,741)
Interest income	55,000	65,565
Change in fair market value of derivative liabilities	(154,502)	-
Loss on equity method investment	(73,047)	-
Other income (expense)	6,000	-
Bad debt expense	(500,000)	(823)
Total other income (expense)	(1,187,920)	(65,999)

Loss before provision for income taxes	(2,516,440)	(627,759)

Provision for income taxes	-	-

NET LOSS	$(2,516,440)	$(627,759)

Basic and diluted net loss per common share	$(0.04)	$(0.02)
Basic and diluted weighted-average number of common shares outstanding	65,068,510	37,894,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,516,440)	$(627,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	118,269	4,642
Stock-based compensation	350,406	11,502
Common stock issued for services	(34,400)	-
Amortization of debt discount	306,135	66,319
Loss from equity method investment	73,047	-
Allowance on notes receivable	500,000	-
Change in fair value of derivative liability	154,502	-
Changes in operating assets and liabilities:
Accounts receivable	(59,890)	1,653
Interest receivable on notes receivable	-	(64,743)
Inventory	(140,814)	(96,894)
Other assets	(5,278)	-
Deferred rent	47,780	21,333
Prepaid and other current assets	(287)	-
Accounts payable	227,433	(15,211)
Accrued expense	181,272	96,188
Royalty payable	-	(770)
Right of use asset and liability	23,471	(1,878)
Net cash used in operating activities	(774,794)	(605,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable and advances of pending acquisitions	-	(1,130,529)
Purchase of machinery and equipment	(17,962)	(3,452)
Net cash used in investing activities	(17,962)	(1,133,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) from (to) related parties	-	(43,750)
Proceeds from notes payable	-	1,500,000
Repayment of notes payable	(59,292)	-
Proceeds from sale of common stock	480,000	100,000
Net cash provided by financing activities	420,708	1,556,250

Change in cash and cash equivalents	(372,048)	(183,349)
Cash and cash equivalents, beginning of period	856,844	1,665,247
Cash and cash equivalents, end of period	$484,796	$1,481,898

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5,217
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Discount on note payable due to common stock and warrants	$-	$116,707
Common stock issued for accrued interest	$3,363	$-
Common stock issued in connection with note extensions	$23,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	64,117,846	$641,179	$11,111,799	$(7,733,040)	$4,019,938

Stock-based compensation	-	-	-	-	350,406	-	350,406
Issuance of common stock for services	-	-	(80,000)	(800)	(33,600)	-	(34,400)
Issuance of common stock to note holder	-	-	50,000	500	23,000	-	23,500
Issuance of common stock for accrued interest	-	-	8,515	85	3,278	-	3,363
Issuance of common stock for cash	-	-	1,258,161	12,582	467,418	-	480,000
Net loss	-	-	-	-	-	(2,516,440)	(2,516,440)
Balance, March 31, 2021	-	$-	65,354,522	$653,546	$11,922,301	$(10,249,480)	$2,326,367

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	-	$-	37,716,330	$377,164	$4,391,587	$(1,386,181)	$3,382,570

Stock-based compensation	-	-	-	-	11,502	-	11,502
Issuance of common stock to note holder	-	-	150,000	1,500	115,207	-	116,707
Issuance of common stock for cash	-	-	200,000	2,000	98,000	-	100,000
Net loss	-	-	-	-	-	(627,759)	(627,759)
Balance, March 31, 2020	-	$-	38,066,330	$380,664	$4,616,296	$(2,013,940)	$2,983,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

As a result of the acquisition of PHCP, the Company now operates in various segments of the cannabis and hemp-CBD industries with a focus on health and wellness products and applying education, research and development, and technology to each sector. The Company’s new business also involves the acquisition and operation of licensed marijuana cultivation facilities, manufacturing facilities, and dispensaries.

The Company changed its name to Pure Harvest Cannabis Group, Inc. in February 2019.

The Company changed its name to Pure Harvest Corporate Group, Inc. on June 8, 2020.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial information should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 of Pure Harvest Corporate Group, Inc.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X pursuant to the requirements of the U.S. Securities and Exchange Commission (‘SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire year.

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

Management plans to fund future operations by raising capital and / or seeking joint venture opportunities.

Significant Accounting Policies

Note 2 of the Notes to Consolidated Financial Statements, included in the annual report on Form 10-K for the year ended December 31, 2020, includes a summary of the significant accounting policies used in the preparation of the consolidated financial statements.

Principles of Consolidation

The Company evaluates the need to consolidate affiliates based on standards set forth in Accounting Standards Codification (“ASC”) 810 Consolidation (“ASC 810”). The Consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant consolidated transactions and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated fair market value of assets and liabilities acquired under business combinations, useful lives and potential impairment of property and equipment, recoverability of goodwill and estimates of fair value of share-based payments.

Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial accounting Standards Board (“FASB” ACS 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2021 and December 31, 2020, due to the short-term nature of these instruments. The Company’s derivative liabilities are considered a Level 2 liability.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. For the three months ended March 31, 2021 and 2020, dilutive instruments consisted of convertible notes payable, options and warrants to purchase shares of the Company’s common stock totaling approximately 51.6 million and 28.4 million shares of common stock, respectively, the effects of which to the net loss are anti-dilutive.

Recent Accounting Pronouncements

In January 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-01, “Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”, which clarifies the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The Company adopted the new standard on January 1, 2021, which did not have a significant impact on the Company.

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

How Smooth It Is, Inc.

On March 12, 2020, the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $1,500,000 in cash and 7,000,000 shares of the Company’s restricted common stock. HSII is a state-licensed medical marijuana processor based in Riverdale, Michigan and plans to offer a wide range of cannabis-infused products including chocolate bars, gummies, beverages, and other branded products. HSII is based in a 5,800 square foot facility and has the capability of extracting, processing, and manufacturing an array of products containing THC and CBD. HSII has also submitted applications for four dispensary licenses in Riverdale, White Cloud, Alma and Mount Pleasant, MI. The acquisition of the 51% interest in HSII is subject to a number of conditions, including the approval of the Michigan Department of Licensing and Regulatory Affairs (LARA). As of the date of this filing, the acquisition of HSII has not been finalized. The acquisition of HSII has been terminated, see Note 9 for additional information.

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

Solar Cultivation Technologies

On September 29, 2020, the Company acquired all of the assets of Solar Cultivation Technologies, Inc. (“SCT”), a Denver-based solar company focused on bringing solar to the cannabis industry in an effort to minimize the industry’s carbon footprint. This acquisition will allow the Company to implement SCT’s solar, storage, and intelligent distribution technology throughout its operations in addition to providing these technologies to other operators in the cannabis industry. The operations of SCT have been included within operations from the date of acquisition. In November 2020, the Company transferred SCT assets for a minority interest in a limited liability company.

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

EdenFlo joins Prolific Nutrition and Love Pharm, LLC to secure and expand the Company’s position in the national Hemp/CBD industry. EdenFlo is a large-scale Colorado-based hemp-CBD producer and manufacturer of pure CBD isolate and full-spectrum hemp distillate. EdenFlo’s products are made from the highest quality ingredients, utilizing only the best extraction and distillation methods to ensure a final product of extreme purity. Their scientific procedures used for the remediation of THC provide some of the cleanest broad-spectrum (distillate) oil available in the cannabis extraction industry. The acquisition of EdenFlo will support the Company’s manufacturing operations by supplying the Company’s raw materials requirements for its branded products.

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

The calculation of the purchase prices are as follows:

	EdenFlo, LLC	SKM	TK	SCT	Totals
	Purchase Price	Purchase Price	Purchase Price	Purchase Price	Purchase Price
	Allocation	Allocation	Allocation	Allocation	Allocation

Cash	$2,398	$24,437	$-	$2,258	$29,093
Accounts receivable	-	-	-	24,525	24,525
Inventory	846,958	-	-	11,102	858,060
Prepaids and other current assets	8,585	-	-	16,929	25,514
Property and equipment	926,671	100,057	-	10,680	1,037,408
Other assets	11,553	-	-	-	11,553
Licenses	-	2,450,000	-	-	2,450,000
Goodwill	1,522,725	-	22,495	599,196	2,144,416
Accounts payable and accrued liabilities	-	(36,653)	-	(69,000)	(105,653)
Loans payable	-	(313,301)	-	-	(313,301)
Loans payable - related party	(960,000)	-	-	-	(960,000)
Bargain purchase	-	(784,540)	-	-	(784,540)
	$2,358,890	$1,440,000	$22,495	$595,690	$4,417,075

The Company has made a provisional allocation of the purchase price in regard to the acquisitions related to the assets acquired and the liabilities assumed as of the purchase dates. The following table summarizes the preliminary purchase price allocations:

	EdenFlo, LLC	SKM	TK	SCT	Totals
Notes receivable	$1,650,000	$-	$-	$-	$1,650,000
Interest receivable	46,879	-	-	-	46,879
Additional advances	384,409	-	-	476,507	860,916
Fair market value of common stock issued	280,000	1,440,000	22,495	119,183	1,861,678
Cash (received) paid	(2,398)	-	-	-	(2,398)
	$2,358,890	$1,440,000	$22,495	$595,690	$4,417,075

The Company has completed the valuations necessary to finalize the acquisition fair values of the assets acquired and liabilities assumed and related allocation of purchase price of these acquisitions.

NOTE 4 – NOTES RECEIVABLE

In May and June 2019, the Company advanced $28,593 to two unrelated individuals in connection with potential acquisitions for the Company. The amounts were to be repaid, without interest, in October 2019. As of March 31, 2021 and December 31, 2020, the Company has continued collection efforts on these notes receivable but has provided an allowance of such due to the unlikelihood of closing the acquisitions or collecting on the notes receivable.

In December 2019, the Company advanced $800,000 to How Smooth It Is, Inc., increased by $700,000 in January 2020, totaling $1,500,000 in connection with the potential acquisition of that entity by the Company. The note receivable was due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In March 2020, the Company entered into an acquisition agreement to acquire the entity for which the note receivable was used to offset a portion of the purchase price, see Note 3 for additional information. On April 9, 2020, the Company submitted the required applications to the Michigan Department of Licensing and Regulatory Affairs (LARA) to be approved and pre-qualified as a Processor to be added to the HSII license. Upon approval, PHCG will become 51% owners and can participate in revenue. The transaction will not close until the appropriate Michigan approvals are obtained. During the year ended December 31, 2020, the Company advanced HSII as an additional $247,845 for operations. The additional advances are not under a formal arrangement and thus do not incur interest and are due on demand.

On March 12, 2020, the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in How Smooth It Is, Inc. (“HSII”) for $1,500 ,000 in cash and 7,000,000 shares of the Company’s restricted common stock. On July 29, 2020, the Company terminated its agreement to acquire 51% of HSII. As a part of the termination agreement:

●	The sole shareholder of HSII agreed to pay the Company $2,150,000 by August 7, 2020, and

●	HSII agreed to manufacture up to 24 separate products for the Company (such as edibles and vaporizers) upon terms agreeable to both the Company and HSII. The products manufactured by HSII will be sold under Pure Harvest brands with the Company receiving royalties from the sale of the products.

On December 31, 2020, the Company entered into an amended note receivable loan and security agreement for $2,750,000 with an initial maturity date of March 31, 2021. The note incurs interest at 8% per annum through the initial maturity date. As of the date of these financial statements the required monthly interest payments have been received. Under the agreement, if the loan is not repaid by March 31, 2021, as long as there have been no defaults, the loan will be extended to July 31, 2021. During the extended period, the interest rate increases to 12% per annum. In addition, with the extended period, the Company receives various royalties on products sold by the borrower for a period of three year commencing on April 1, 2021. On March 31, 2021, the note was extended to July 31, 2021 in accordance with the terms. The loan is secured by all the assets of. As of March 31, 2021, the Company estimated that a reserve of $500,000, should be applied to the outstanding note receivable. The determination was based upon a lawsuit filed against the Company as further disclosed in Note 9.

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

In 2020, prior to SCT’s acquisition, the Company advanced SCT $476,507 for operations. The additional advances were not under a formal arrangement and thus did not incur interest and were due on demand. See Note 3 for discussion regarding the acquisition of SCT.

NOTE 5 – LEASE AGREEMENTS

In May 2019, the Company entered into a lease agreement for property to be used as a marijuana retail store. The initial term of the lease is for a period of three years. The Company has an option to purchase the property at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022. The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the property for which was recorded as deferred rent and is being amortized to rent expense using the straight-line method over the term of the lease. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 10 percent within the calculation.

In April 2020, in connection with the EdenFlo asset acquisition, the Company assumed a lease for a hemp processing facility. At inception of the lease, the Company recorded a right of use asset and liability of $140,988. The Company used an effective borrowing rate of 10 percent within the calculation. The lease runs through September 2021.

In May 2020, the Company entered into a lease for their corporate offices. The lease requires monthly payments ranging from $12,330 to $12,861 through the maturity of the lease in October 2023. At inception of the lease, the Company recorded a right of use asset and liability of $399,766. The Company used an effective borrowing rate of 10.35 percent within the calculation.

NOTE 6 –NOTES PAYABLE

Convertible Notes Payable

During the year ended December 31, 2019, the Company issued a series of convertible notes with original principal balances of $1,000,000. The convertible notes had original maturity dates ranging from November 1, 2021 to December 1, 2021 and incur interest at 20% per annum. In July 2020, the due date of the convertible notes was extended to November 1, 2023. In addition, convertible notes are convertible upon issuance at a fixed price of $0.50 per common share. In connection with the issuance, the Company recorded a beneficial conversion feature of $44,000 resulting in a discount to the convertible notes. The discount is being amortized to interest expense using the straight-line method, due to the short-term nature of the convertible notes, over the term. During the three months ended March 31, 2021 and 2020, the Company amortized $3,546 and $5,712, respectively, to interest expense. The remaining discount of $24,606 is expected to be amortized throughout 2021 to 2023. The convertible notes include other provisions such as first right of refusal on additional capital raises, authorization of holder to incur debts senior to the convertible notes, etc. Additionally, should the holder exercise the option to exercise, a warrant to purchase an additional share of common stock for which the terms are not defined in the agreement. Thus, the issuance of the warrant is contingent to which the Company has not accounted for. Should warrants be ultimately issued, the Company expects to record the fair value of such as additional interest expense.

Convertible Notes Payable

In August 2020, the Company entered into an agreement for borrowings up to $4.0 million. Upon closing, the Company received $1,950,000 and provided for a six-month interest reserve. Additional amounts are advanced as varies milestones are reached. The borrowing incur interest at 15% per annum with principal and outstanding interest due three years from the date of issuance. The Company’s assets secure the borrowings. In addition, the borrowings have a variety of financial and non-financial covenants. In addition, the borrowings are convertible at the lesser of $2.00 or 75% of the average closing price of the Company’s common stock for the preceding 30 days. Additionally, for every dollar advanced under the borrowing, the holder receives two shares of common stock. In 2020, the Company issued the holder 4,192,500 shares of common stock in connection with the convertible note. The agreement also includes a variety of other provisions related to inventory sold with specific discounts, markups, etc.

Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. The derivative liabilities are valued on the date the borrowings become convertible and revalued at each reporting period. During the three months ended March 31, 2021, the Company revalued the fair market value of the derivative liabilities of $1,749,157 resulting in a loss of $3,685. The valuation of the derivative liabilities was based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.37 our stock price on the date of revalue of $0.50, expected dividend yield of 0%, expected volatility of 98.00%, risk free interest rate of 0.64% and expected term of 2.37 years.

In connection with the derivative liabilities and common stock issued, the Company recorded a $1,950,000 discount. The discount is being amortized over the term of the borrowings using the straight-line method due to the short-term nature. During the three months ended March 31, 2021, the Company amortized $160,274 of the discount to interest expense. As of March 31, 2021, a discount of $1,563,561 remained for which will be amortized in periods from 2021 to 2023.

Related Party Convertible Notes Payable

On June 15, 2020, the Company borrowed $30,000 from an individual related to a significant member of management. The loan is evidenced by a promissory note which bears interest at 10% per year and is due and payable on October 8, 2020. At the option of the lender, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. On the date of issuance, the conversion price of $0.40 was the closing market price of the Company’s common stock and thus a beneficial conversion feature was not recorded. In September 2020, the note was converted into 75,000 shares of common stock.

At various times in 2020, the Company borrowed a total of $430,000 from an individual related to a director of the Company and a director of the Company. The loans are evidenced by a promissory notes which bears interest at 12% per year and are due and payable at dates ranging from December 10, 2020 to January 10, 2021. The proceeds were used for operations. At the option of the holders, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of $0.30 or 80% of the ten-day average closing price of the Company’s common stock immediately prior to the date of conversion. The holders also have the option to convert $900,000 owed to them from EdenFlo, LLC, as disclosed below, which debt was assumed the Company in connection with the acquisition of EdenFlo, at a price of $0.30 per share for a period of 12 months. Additionally, the holders were issued 215,000 shares of common stock in connection with the notes. On December 7, 2020, the loans were amended whereby the variable conversion price was removed. See below for additional accounting impact.

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

In connection with the derivative liabilities and common stock issued, the Company recorded a $396,223 discount. The discount is being amortized over the term of the convertible note using the straight-line method due to the short-term nature. As of December 31, 2020, no discount remained.

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

In connection with the SKM acquisition, the Company assumed four notes payable totaling $275,756 with the former membership. The notes do not incur interest and are due on demand.

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

In addition, during the twelve months ended December 31, 2020, the Company issued 124,425 shares of common stock in satisfaction of $52,293 in accrued interest.

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

Note Payable - $500,000

On November 17, 2020, the Company borrowed $500,000 from an unrelated third party. The note incurs interest at 8% per annum and initially matured on January 31, 2021. See below for discussion regarding the extension of the note. At the option of the lender, the loan and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of 75% of the ten-day average closing price of the Company’s common stock immediately prior to the date of conversion or $0.50.

Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. The derivative liabilities are valued on the date the borrowings become convertible and revalued at each reporting period. On March 31, 2021, the derivative liabilities were revalued at $285,120 resulting in a loss of $150,817. The derivative liabilities were revalued based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.37 our stock price on the date of revalue of $0.50, expected dividend yield of 0%, expected volatility of 113.00%, risk free interest rate of 0.01% and expected term of 0.50 years.

In connection with the derivative liabilities and common stock issued, the Company recorded a $287,454 discount. The discount is being amortized over the term of the borrowings using the straight-line method due to the short-term nature. During the three months ended March 31, 2021, the Company amortized $118,815 of the discount to interest expense. As of March 31, 2021, no discount remained.

On January 31, 2021, the holder of the Note agreed to extend the due date for the Note to April 2, 2021. In consideration for extending the repayment date to April 2, 2021, the Company issued to the note holder 50,000 shares of its common stock and the interest rate of the Note was increased to 10% per annum. The Company recorded the fair market value of the common stock issued of $23,500 as a discount to the note for which was fully amortized to interest expense during the three months ended March 31, 2021.

On April 16, 2021, the holder of the Note agreed to extend the due date for the Note to June 18, 2021. In consideration for extending the repayment date, the Company issued to the note holder 100,000 shares of its common stock, 100,000 shares of common stock for accrued interest through execution date and provided the holder with the option to extend the payment to September 15, 2021 for which an additional 150,000 shares of common stock would be provided, if extended.

NOTE 7 – STOCKHOLDER’S DEFICIT

Stock-Based Compensation

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

For the three months ended March 31, 2021, the Company recorded $15,490 as stock-based compensation. The remaining expense outstanding is $60,854 for which will be recorded through 2022.

During the year ended December 31, 2020, the Company entered into agreements with consultants for which provided investor awareness, research materials and other services. During the three months ended March 31, 2021, 80,000 shares of common stock were returned to the Company and cancelled. The Company recorded a reduction to stock-based compensation of $34,400 during the three months ended March 31, 2021.

Options

In May 2020, effective April 1, 2020, the individuals noted above were also granted a total of 5,750,000 options to purchase shares of the Company’s common stock. These options will vest in tranches at various dates through May 1, 2021 with escalating exercise prices ranging from $0.50 to $7.50 and are exercisable for approximately five years. These options were valued at $1,056,695 using a Black-Scholes Options Pricing Model.

The fair value of the options granted in 2020 are estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Exercise price per share	$3.40
Expected life (years)	2.97
Risk-free interest rate	0.64%
Expected volatility	135%

In 2021, the Company granted options to purchase 6,147,500 shares of common stock to employees and consultants. Some of the grants had effective dates within the 2020 calendar year. These options will vest in tranches at various points through 2023 with escalating prices ranging from $0.05 to $7.50 and are exercisable through various points through 2023.

These options were valued at $1,070,043 using a Black-Scholes Options Pricing Model. For the three months ended March 31, 2021, the Company recorded $332,078 as stock-based compensation. The remaining expense outstanding is $737,965 for which will be recorded through 2023.

The fair value of the options granted in 2021 are estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Exercise price per share	$0.68
Expected life (years)	2.56
Risk-free interest rate	0.64%
Expected volatility	117%

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

Between December 28 and December 30, 2020, the Company received $100,000 related to the sale of 200,000 shares of common stock and warrants.

During the three months ended March 31, 2021, the Company received $480,000 related to the sale of 1,258,161 shares of common stock.

Offering of Preferred Stock

In March 2021, the Company commenced and subsequently closed a private offering of its preferred stock for up to $2 million in proceeds. The offering consisted of 20,000 shares of preferred stock at a price of $100 per share. The purchaser of the preferred stock has agreed to purchase the preferred stock in three tranches provided certain sales milestones are met. Concurrently with each issuance of preferred stock, the Company shall issue the preferred stockholder 500,000 warrants to purchase the Company’s common stock at a price of $0.75 per share. Preferred stockholders are entitled to a 10% dividend paid in additional shares of preferred stock on a quarterly basis and will receive dividend and liquidation preferences over the Company’s common stockholders. See Note 9 for subsequent sales and proceeds received.

Common Stock and Warrants Issued with Notes Payable

See Note 6 for issuance of shares in connection with note agreements.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2021 and December 31, 2020, the Company has $0 and $0, respectively, due to related parties. These amounts generally consist of accrued salaries and various expense reimbursements.

See Note 7 for shares and options issued to management under employment contracts. In connection with the employment contracts, the Company accrued total deferred salaries and bonuses of $467,712 and $225,000 as of March 31, 2021, respectively.

See Note 6 for discussion related to related party convertible notes payable.

NOTE 9 – SUBSEQUENT EVENTS

Effective April 1, 2021, the Company amended the terms of the $500,000 convertible note detailed in Note 6 to extend the maturity date to June 18, 2021. In consideration for extending the repayment date to June 18, 2021, the Company issued 100,000 shares of its common stock to the note holder. The Company also issued 50,000 shares for the note holder’s extension in January 2021 and 100,000 shares in exchange for accrued interest, totaling 250,000 shares to the note holder.

On April 5, 2021 the Company issued 250,000 shares to a third party for assignment of intellectual property, including patents and patent applications, agreed to on January 26, 2021.

On April 14, 2021, the Company was sued by How Smooth It Is, Inc. in an effort to stall its obligations under the Business Loan and Security Agreement between the Company and HSII effective December 31, 2020. The Company is preparing its response to HSII’s complaint and believes that the suit is meritless and that the Company will likely prevail should the case go to trial. In the interim, the Company has provided a default notice to HSII and increased the interest rate on the amounts due to 25% as provided by the Business Loan and Security Agreement.

On April 25, 2021, the Company revised the terms of the $1m convertible note detailed in Note 6 to redefine the accrual of interest under the convertible note and to adjust the balance due to reflect accrued interest prior to April 25, 2021. Under these revised terms, the outstanding principal is $1,300,000 and a late payment penalty shall be applied in the event the Company fails to make interest payments when due.

On April 27, 2021, the Company amended the terms of the $4m Loan Agreement with an unrelated third party. Under the amended terms, further advances from the Loan Agreement are at the discretion of the Lender.

On April 28, 2021, the Company received $500,000 related to additional borrowings under the $4m Loan Agreement detailed in Note 6. Pursuant to the Loan Agreement, the unrelated third party will be issued 1,000,000 shares in the second quarter of 2021.

On April 29, 2021, the Company sold 6,660 shares of its Series A Preferred Stock to an unrelated third party and private investor for $660,000. Each Series A preferred share is:

●	entitled to quarterly dividends of one-tenth of a Series A preferred share paid in common stock;

●	convertible into 200 shares of the Company’s common stock; and

●	entitled to 200 votes on any matter to be voted upon by the Company’s shareholders.

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

As of March 31, 2021 Love Pharm had not generated any revenue.

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

EdenFlo will join Prolific Nutrition and Love Pharm, LLC to secure and expand the Company’s position in the national Hemp/CBD industry. EdenFlo is a large-scale Colorado-based hemp-CBD producer and manufacturer of pure CBD isolate and full-spectrum hemp distillate. EdenFlo’s isolate is made from the highest quality ingredients, utilizing only the best extraction and distillation methods to ensure a final product of extreme purity. Their scientific procedures used for the remediation of THC provide some of the cleanest broad-spectrum (distillate) oil available in the cannabis extraction industry. The acquisition of EdenFlo will support the Company’s manufacturing operations by supplying the Company’s raw materials requirements for its branded products.

Test Kitchen

On August 17, 2020, the Company acquired all of the outstanding shares of Test Kitchen, Inc. for 50,000 shares of its restricted common stock.

Test Kitchen’s only assets as of August 17, 2020 was a product containing CBD oil. Test Kitchen filed a provisional patent application for this product on June 12, 2020. There can be no assurance that a patent will be issued for this product.

Solar Cultivation Technologies, Inc.

On September 29, 2020 the Company acquired all of the assets of Solar Cultivation Technologies, Inc. for 1,200,792 shares of the Company’s common stock. SCT provides commercial cannabis cultivators with solar, battery storage, and high-efficiency lighting.

On November 12, 2020, the Company contributed SCT’s assets valued at $530,000 less the cash consideration provided by DC Energy Group, LLC (“DCEG”) of $200,000 for a 40% interest in DC Energy Group, LLC, an entity which is focused on renewable energy generation, storage, and distribution. The investment is accounted for using the equity method.

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

Results of Operations

Revenue

We generated $794,148 of revenues for the three-month period ended March 31, 2021, in comparison with $1,091 for the comparable quarter a year ago. The increase of $793,057 is primarily due to operational sales from the Company’s acquisition in SKM, as well as wholesale sales of hemp distillate product sold through Test Kitchen. During the three months ended March 31, 2021, approximately 86% of the Company’s revenue was from sales made by the Company’s SKM dispensary in Dumont, Colorado, and approximately 13% of the Company’s revenue was from sales made by Test Kitchen. During the three months ended March 31, 2021, no sales were generated by Prolific Nutrition, Gratus Living, Love Pharm or EdenFlo.

Cost of Goods Sold.

We generated $467,952 of cost of goods sold for the three-month period ended March 31, 2021, in comparison with $0 for the comparable quarter a year ago. The increase of $467,952 is due to sales activity stated above.

Gross Profit/(Loss).

We generated $326,196 gross profit for the three-month period ended March 31, 2021, in comparison with $1,091 for the comparable quarter a year ago. The increase of $325,105 is due to operational activity. The Company, in prior years did not have on-going sales operations.

General and Administrative Expenses

General and administrative expenses for the three-month period ended March 31, 2021, totaled $1,556,558 in comparison with $520,499, for the comparable quarter a year ago. The increase of $1,036,059 or 199% is primarily due the addition of the operations previously stated above.

Research and Development Expenses

Research and development expenses for the three-month period ended March 31, 2021, totaled $3,708, in comparison with $35,151 for the comparable quarter a year ago. The decrease of $31,443 is due to product creation in the prior year.

Other Income / Expense

Other income for the three-month period ended March 31, 2021, totaled $1,187,920, in comparison with $65,999, for the comparable quarter a year ago. The increased expense of $1,121,921, is primarily due to increased interest from additional funding, an allocation of bad debt expense on a note receivable, losses on investment valuation, and changes in the fair market value of derivative liabilities incurred.

Liquidity and Capital Resources

Our principal source of liquidity has been funds received from the sale of our common stock and issuance of notes including convertible notes. During the current reporting period and subsequent we have funded our operations through cash flows from operations and the following significant transactions.

On August 18, 2020, the Company entered into a Loan Agreement with an unrelated third party. The Loan Agreement provides the Company with the option, subject to certain conditions, to borrow up to $4,000,000 under the Loan Agreement. As of November 16, 2020 the Company had borrowed $1,950,000 pursuant to the Loan Agreement, which amount includes $146,250 which the Company will use to pay the first six month’s interest on the borrowed funds. The Company used $1,000,000 of the initial advance to repay the $1,000,000 loan described above. The funds remaining from the initial advance will be used to purchase raw materials for the Company’s products and for general corporate purposes. All funds borrowed bear interest at 15% per year, are secured by substantially all of the Company’s assets, and are due and payable on August 18, 2023. The Lender will receive two shares of the Company’s restricted common stock for every $1.00 loaned to the Company. At the option of the Lender, the amounts loaned to the Company may be converted into shares of the Company’s common stock. The number of shares to be issued will be determined by dividing the amount to be converted by the Conversion Price. The Conversion Price is the lessor of: (1) $2.00 or (2) 75% of the average closing price of the Company’s common stock for the 30 consecutive trading days ending on the last business day immediately prior to the conversion date.

On April 28, 2021, the Company received $500,000 related to additional borrowings under the Loan Agreement.

During the three months ended March 31, 2021, the Company received $480,000 related to the sale of 1,258,161 shares of common stock.

In March 2021, the Company commenced and subsequently closed a private offering of its preferred stock for up to $2 million in proceeds. The offering consisted of 20,000 shares of preferred stock at a price of $100 per share. The purchaser of the preferred stock has agreed to purchase the preferred stock in three tranches provided certain sales milestones are met. Concurrently with each issuance of preferred stock, the Company shall issue the preferred stockholder 500,000 warrants to purchase the Company’s common stock at a price of $0.75 per share. Preferred stockholders are entitled to a 10% dividend paid in additional shares of preferred stock on a quarterly basis and will receive dividend and liquidation preferences over the Company’s common stockholders.

On May 14, 2021, the Company received $660,000 related to the issuance of the first tranche of 660 shares of the Company’s preferred stock and 500,000 warrants to purchase the Company’s common stock at a price of $0.75.

Going forward we are dependent upon raising capital to the extent cash flows from our operations are not significant enough to our cash flow needs. We currently have two financing agreements in place, as disclosed above.

For the next 12 months our plan of operations is to expand our current activity at SKM and increase consumer product offerings in Test Kitchen. We believe that our current cash on hand, cash flows from operations and expected proceeds from financing agreements in place will allow us to meet our cash flow requirements for a period in excess of 12 months.

Cash Flows

Net Cash used in Operating Activities.

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $774,794 for the three-month period ended March 31, 2021 in comparison to $605,618 for the comparable period a year ago, an increase of $169,176 or 28%. The increase in cash used in operations was primarily related to operating activities in the current year that did not exist in the prior year.

Net Cash used in Investing Activities.

Net cash used in our investing activities was $17,962 for the three-month period ended March 31, 2021 in comparison to $1,133,981 for the comparable period a year ago, a decrease of $1,116,019 or 98%. The decrease in cash was primarily related to the change in value of the note receivable with HSII.

Net Cash from Financing Activities.

In the three-month period ended March 31, 2021, we raised $420,708 primarily through the issuance of common stock. In the three-month period ended March 31, 2020, we raised $1,556250 primarily through the issuance of notes. The $1,135,542 or 73% decrease in cash flows from financing activities were primarily due to a $1,500,000 proceed from notes payable recorded in the prior year.

Adjusted EBITDA, for the purposes of these financial statements, shall mean:

The Company’s loss before interest, taxes, depreciation, and amortization adjusted to exclude the impact of (a) loss on impairment of tangible or intangible assets; (b) gain or loss on disposal of assets, including notes receivables; (c) gain or loss from the early extinguishment, redemption or repurchase of debt, (d) stock-based compensation expense and (e) the loss from derivative liabilities. Adjusted EBITDA will also exclude any expenses incurred by the Company in connection with the Company’s evaluation, pursuit, or consummation of one or more acquisitions or transactions (which such expenses are considered to be incurred in connection with extraordinary, unusual, or infrequently occurring events reported in the Company’s public filings).

During the three months ended March 31, 2021, EBITDA decreased to $2,233,899 from $3,005,477 in the prior comparable year.

Off Balance Sheet Arrangements

As of March 31, 2021, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the March 31, 2021 financial statements included as part of this report for a description of the Company’s critical accounting policies and estimates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the following material weakness:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

On January 11, 2021, the Company hired Alexander Glueckler as its CFO to reduce reliance on independent financial reporting consultants for review or critical accounting areas, disclosures, and material nonstandard transactions. The hiring of Mr. Glueckler has allowed the Company to take greater internal control over its financial reporting in the three months ended March 31, 2021.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2021.

PURE HARVEST CORPORATE GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive Officer

