Form 10-Q
period 2021-06-30
Pure Harvest Corporate Group, Inc.
filed 2021-08-16
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2021

☐  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2021, there were 67,080,523 outstanding shares of the registrant’s common stock.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of June 30, 2021	As of December 31, 2020
ASSETS
Current assets
Cash	$452,033	$856,844
Accounts receivable	117,788	91,371
Inventory	1,087,846	1,047,690
Deferred rent	71,111	113,778
Prepaids and other current assets	319,356	235,335
Notes receivable and advances on pending acquisitions, net of allowance of $533,000 and $33,000, respectively	2,250,000	2,750,000
Total current assets	4,298,134	5,095,018

Long-term assets
Property, plant and equipment	1,628,574	1,599,088
Accumulated depreciation	(622,670)	(469,315)
Deferred rent, net of current portion	—	26,446
Right of use asset	401,736	537,393
Goodwill	1,550,225	1,550,225
Intangible assets, net	2,321,398	2,399,524
Other assets	341,127	301,604
Total assets	$9,918,524	$11,039,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$275,575	$91,741
Accrued expenses	1,283,079	1,324,936
Notes payable	334,074	431,919
Convertible notes payable, net of discount of $21,060 and $146,967, respectively	1,778,940	1,353,033
Related party convertible notes payable	1,427,504	1,412,504
Total current liabilities	5,099,172	4,614,133

Long term liabilities
Notes payable	—	6,000
Right of use liability	242,114	293,971
Convertible notes payable, net of discount of $1,865,146 and $1,723,835, respectively	743,604	226,165
Derivative liabilities	2,650,979	1,879,776
Total liabilities	8,735,869	7,020,045

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock; $0.01 par value; 25,000,000 shares authorized; no shares issued and outstanding, respectively	—	—
Series A Preferred stock; $0.01 par value; 40,000 shares authorized; 6,660 shares issued and outstanding at June 30, 2021.	538,842	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 67,340,765 and 64,117,846 shares issued and outstanding, respectively	673,409	641,179
Additional paid-in capital	14,216,743	11,111,799
Accumulated deficit	(14,246,339)	(7,733,040)
Total stockholders’ equity	1,182,655	4,019,938
Total liabilities and stockholders’ equity	$9,918,524	$11,039,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

REVENUES
Product sales and royalty income	$762,778	$3,951	$1,556,926	$5,041

Cost of sales	612,118	40,066	1,080,070	40,066

Gross profit	150,660	(36,114)	476,856	(35,024)

OPERATING EXPENSES
Advertising and promotion	25,804	50,043	42,818	52,602
General and administrative expenses, including stock-based compensation of $1,262,077, $3,026,036, $1,612,485 and $3,039,538, respectively	2,487,327	3,892,549	4,043,885	4,448,199
Research and development	—	—	3,708	—
Depreciation expense	97,375	28,947	174,811	33,589
Total operating expenses	2,610,506	3,971,539	4,265,222	4,534,390

Loss from operations	(2,459,846)	(4,007,653)	(3,788,366)	(4,569,414)

Other income (expense):
Interest expense	(960,312)	(194,608)	(1,481,683)	(325,349)
Interest income	—	48,618	55,000	114,183
Loss on extinguishment of notes payable	—	(756,254)	—	(756,254)
Change in fair market value of derivative liabilities	(576,701)	49,380	(731,203)	49,380
Loss on equity method investment	—	—	(73,047)	—
Other income (expense)	—	—	6,000	—
Bad debt expense	—		(500,000)	(823)
Total other income (expense)	(1,537,013)	(852,864)	(2,724,933)	(918,863)

Loss before provision for income taxes	(3,996,859)	(4,860,517)	(6,513,299)	(5,488,277)

Provision for income taxes	—	—	—	—

NET LOSS	$(3,996,859)	$(4,860,517)	$(6,513,299)	$(5,488,277)

Basic and diluted net loss per common share	$(0.06)	$(0.10)	$(0.10)	$(0.13)
Basic and diluted weighted-average number of common shares outstanding	66,775,124	46,826,515	66,016,310	42,338,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,513,299)	$(5,488,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	328,166	33,589
Stock-based compensation	1,612,483	3,039,538
Common stock issued for services	(34,400)	—
Amortization of debt discount	681,096	141,980
Common stock issued for debt extension	334,141	—
Allowance on notes receivable	500,000	—
Change in fair value of derivative liability	731,203	(49,380)
Loss on extinguishment of note payable	—	756,254
Extension fee added to note payable	81,667	—
Changes in operating assets and liabilities:
Accounts receivable	(26,417)	381
Interest receivable on notes receivable	—	(113,360)
Inventory	(40,156)	(40,935)
Other assets	(151,372)	—
Deferred rent	69,113	42,666
Prepaid and other current assets	(84,021)	4,293
Accounts payable	183,834	37,272
Accrued expense	344,909	480,000
Royalty payable	—	(770)
Right of use asset and liability	83,800	(73,139)
Net cash used in operating activities	(1,899,253)	(1,229,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable and advances of pending acquisitions	—	(1,274,793)
Notes receivable		—
Net cash received (paid) in connection with acquisition	—	(382,010)
Purchase of machinery and equipment	(29,486)	(24,685)
Intangible assets	(75,227)	—
Net cash used in investing activities	(104,713)	(1,681,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) from (to) related parties	—	(87,500)
Proceeds from issuance of convertible notes payable	500,000	—
Proceeds from notes payable	—	1,586,000
Repayment of notes payable	(103,845)	(500,000)
Proceeds from related party notes payable	—	330,000
Proceeds from sale of common stock	543,000	100,000
Proceeds from sale of preferred stock	660,000	—
Net cash provided by financing activities	1,599,155	1,428,500

Change in cash and cash equivalents	(404,811)	(1,482,876)
Cash and cash equivalents, beginning of period	856,844	1,665,247
Cash and cash equivalents, end of period	$452,033	$182,371

Supplemental disclosures of cash flow information:
Cash paid for interest	$160,541	$5,217
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Discount on note payable due to common stock, warrants or derivatives	$460,000	$387,517
Common stock issued for accrued interest	$3,363	$31,762
Common stock issued for business acquisitions	$—	$2,436,000
Exchange of note receivable and accrued interest for business acquisition	$—	$1,650,000
Common stock and warrants issued in connection with note extensions	$311,500	$308,803
Accrued interest and extension fee added to principal balance	$300,000	$—
Warrants issued with preferred stock	$121,158	$—
Common stock issued for license	$128,750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

Three Months Ended June 30, 2021	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, March 31, 2021	—	—	65,354,522	$653,546	$11,922,301	$(10,249,480)	2,326,367

Stock-based compensation	—	—	—	—	1,262,077	—	1,262,077
Issuance of common stock to note holder	—	—	1,600,000	16,000	732,000	—	748,000
Issuance of common stock for license	—	—	250,000	2,500	126,250	—	128,750
Issuance of common stock for cash	—	—	136,243	1,363	61,637	—	63,000
Issuance of preferred stock for cash	6,660	538,842	—	—	121,158	—	660,000
Series A preferred stock dividends	—	—	—	—	(8,680)	—	(8,680)
Net loss	—	—	—	—	—	(3,996,859)	(3,996,859)
Balance, June 30, 2021	6,660	$538,842	67,340,765	$673,409	$14,216,743	$(14,246,339)	$1,182,655

Three Months Ended June 30, 2020	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, March 31, 2020	—	$—	38,066,330	$380,664	$4,616,296	$(2,013,940)	$2,983,020

Stock-based compensation	—	—	—	—	457,492	—	457,492
Issuance of common stock for services	—	—	6,528,000	65,280	2,505,264	—	2,570,544
Issuance of common stock for acquisition	—	—	7,000,000	70,000	2,366,000	—	2,436,000
Issuance of common stock for accrued interest	—	—	80,814	808	30,954	—	31,762
Issuance of common stock and warrants for extension of notes payable	—	—	400,000	4,000	304,803	—	308,803
Discount on convertible notes payable related party due to common stock issued and derivative liabilty	—	—	50,000	500	68,500	—	69,000
Extinguishment of related party notes payable	—	—	—	—	428,000	—	428,000
Net loss	—	—	—	—	—	(4,860,518)	(4,860,517)
Balance, June 30, 2020	—	$—	52,125,144	$521,252	$10,777,309	$(6,874,458)	$4,424,103

Six Months Ended June 30, 2021
	Preferred Stock, Series A		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2020	—	$—	64,117,846	$641,179	$11,111,799	$(7,733,040)	$4,019,938

Stock-based compensation	—	—	—	—	1,612,483	—	1,612,483
Issuance of common stock for services	—	—	(80,000)	(800)	(33,600)	—	(34,400)
Issuance of common stock to note holder	—	—	1,650,000	16,500	755,000	—	771,500
Issuance of common stock for accrued interest	—	—	8,515	85	3,278	—	3,363
Issuance of common stock for license	—	—	250,000	2,500	126,250	—	128,750
Issuance of common stock for cash	—	—	1,394,404	13,945	529,055	—	543,000
Issuance of preferred stock for cash	6,660	538,842	—	—	121,158	—	660,000
Series A preferred stock dividends					(8,680)		(8,680)
Net loss	—	—	—	—	—	(6,513,299)	(6,513,299)
Balance, June 30, 2021	6,660	$538,842	67,340,765	$673,409	$14,216,743	$(14,246,339)	$1,182,655

Six Months Ended June 30, 2020
	Preferred Stock, Series A		Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2019	—	$—	37,716,330	$377,164	$4,391,587	$(1,386,181)	$3,382,570

Stock-based compensation	—	—	—	—	468,994	—	468,994
Issuance of common stock for services	—	—	6,528,000	65,280	2,505,264	—	2,570,544
Issuance of common stock for acquisition	—	—	7,000,000	70,000	2,366,000	—	2,436,000
Issuance of common stock to note holder	—	—	150,000	1,500	115,207	—	116,707
Issuance of common stock for accrued interest	—	—	80,814	808	30,954	—	31,762
Issuance of common stock and warrants for extension of notes payable	—	—	400,000	4,000	304,803	—	308,803
Issuance of common stock to investor	—	—	200,000	2,000	98,000	—	100,000
Discount on convertible notes payable related party due to common stock issued and derivative liabilty	—	—	50,000	500	68,500	—	69,000
Extinguishment of related party notes payable	—	—	—	—	428,000	—	428,000
Net loss	—	—	—	—	—	(5,488,277)	(5,488,277)
Balance, June 30, 2020	—	$—	52,125,144	$521,252	$10,777,309	$(6,874,458)	$4,424,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Pure Harvest Corporate Group, Inc. (the “Company”), formerly Pure Harvest Cannabis Group, Inc., was formed as a Colorado corporation in April 2004.

On December 31, 2018, the Company acquired all the outstanding common stock of Pure Harvest Cannabis Producers, Inc., (“PHCP”) in exchange for 17,906,016 (post-split) shares of the Company’s common stock. The transaction was accounted for as a reverse acquisition.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all accruals and adjustments (each of which is of a normal, recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2021, and the results of its operations for the three and six months then ended. Significant accounting policies have been consistently applied in the interim consolidated financial statements. The results reported in these interim financial statements are not necessarily indicative of the expected results for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto that are included in the Company’s Annual Report on Form 10-K.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2021, and December 31, 2020, due to the short-term nature of these instruments. The Company’s derivative liabilities are considered a Level 2 liability.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. For the three and six months ended June 30, 2021 and 2020, dilutive instruments consisted of convertible notes payable, options and warrants to purchase shares of the Company’s common stock totalling approximately 57.5 million and 28.4 million shares of common stock, respectively, the effects of which to the net loss are anti-dilutive.

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

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs issued to date, including the one above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our consolidated financial statements.

NOTE 3 – ACQUISITIONS

During the three months ended March 31, 2021, and the three months ended June 30, 2021, the Company has not entered into any additional acquisitions other than those previously reported in its Form 10-K for the period ending December 31, 2020. For information regarding the Company’s prior year acquisitions see the Company’s Form 10-K for the period ending December 31, 2020.

NOTE 4 – NOTES RECEIVABLE

In May and June 2019, the Company advanced $28,593 to two unrelated individuals in connection with potential acquisitions for the Company. The amounts were to be repaid, without interest, in October 2019. As of June 30, 2021, and December 31, 2020, the Company has settled and received payment in kind for one of the notes and has continued collection efforts on the other note receivable, but has provided an allowance of such due to the unlikelihood of closing the acquisitions or collecting on the notes receivable.

In December 2019, the Company advanced $800,000 to How Smooth It Is, Inc. In January 2020, the Company advanced an additional $700,000 to HSII. The note receivable was due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In March 2020, the Company entered into an acquisition agreement to acquire the entity for which the note receivable was used to offset a portion of the purchase price see the Company’s Form 10-K for the period ending December 31, 2020 for more information. On April 9, 2020, the Company submitted the required applications to the Michigan Department of Licensing and Regulatory Affairs (LARA) to be approved and pre-qualified as a Processor to be added to the HSII license. Upon approval, PHCG will become 51% owners and can participate in revenue. The transaction will not close until the appropriate Michigan approvals are obtained. During the year ended December 31, 2020, the Company advanced HSII as an additional $247,845 for operations. The additional advances were due on November 1, 2020, and accrue interest at a rate of 7.5% per annum.

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

On December 31, 2020, the Company entered into an amended note receivable loan and security agreement for $2,750,000 with an initial maturity date of March 31, 2021. The note incurs interest at 8% per annum through the initial maturity date. Under the agreement, if the loan is not repaid by March 31, 2021, if there have been no defaults, the loan will be extended to July 31, 2021. During the extended period, the interest rate increases to 12% per annum. In addition, with the extended period, the Company receives various royalties on products sold by the borrower for a period of three year commencing on April 1, 2021. On March 31, 2021, the note was extended to July 31, 2021, in accordance with the terms. The loan is secured by all the assets of HSII.

On April 14, 2021, the Company was sued by How Smooth It Is, Inc. in an effort to stall its obligations under the Business Loan and Security Agreement between the Company and HSII effective December 31, 2020. The Company has submitted its response and counterclaims to HSII’s complaint. The Company believes that the suit is meritless and that the Company will likely prevail should the case go to trial. In the interim, the Company has provided a default notice to HSII and increased the interest rate on the amounts due to 25% as provided by the Business Loan and Security Agreement. As of June 30, 2021, the Company has recorded a reserve of $500,000 against the outstanding note receivable.

In December 2019, the Company advanced $1,650,000 to EdenFlo, LLC in connection with the potential acquisition of that entity by the Company. The note receivable was due June 1, 2020, and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In addition, the note receivable is secured by all the asset of EdenFlo, LLC. In April 2020, EdenFlo was acquired by the Company and the Note was consolidated into the acquisition, subsequently eliminating its balance on the Balance Sheet. See the Company’s Form 10-K for the period ending December 31, 2020 for more information regarding the acquisition of EdenFlo.

In 2020, prior to SCT’s acquisition, the Company advanced SCT $476,507 for operations. The additional advances were not under a formal arrangement and thus did not incur interest and were due on demand. See the Company’s Form 10-K for the period ending December 31, 2020 for more information regarding the acquisition of SCT.

NOTE 5 – LEASE AGREEMENTS

In May 2019, the Company entered into a lease agreement for property to be used as a marijuana retail store. The initial term of the lease is for a period of three years. The Company has an option to purchase the property at prices ranging between $1,400,000 and $1,600,000 at various dates prior to May 1, 2022. The Company issued the landlord 400,000 shares of its post-split common stock in consideration for the option to purchase the property for which was recorded as deferred rent and is being amortized to rent expense using the straight-line method over the term of the lease. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 10% within the calculation.

In April 2020, in connection with the EdenFlo asset acquisition, the Company assumed a lease for a hemp processing facility. At inception of the lease, the Company recorded a right of use asset and liability of $140,988. The Company used an effective borrowing rate of 10% within the calculation. The lease runs through September 2021.

In May 2020, the Company entered into a lease for its corporate offices. The lease requires monthly payments ranging from $12,330 to $12,861 through the maturity of the lease in October 2023. At inception of the lease, the Company recorded a right of use asset and liability of $399,766. The Company used an effective borrowing rate of 10.35% within the calculation.

NOTE 6 –NOTES PAYABLE

Convertible Notes Payable

During the year ended December 31, 2019, the Company issued a series of convertible notes with original principal balances of $1,000,000. The convertible notes had original maturity dates ranging from November 1, 2021 to December 1, 2021 and incur interest at 20% per annum. In July 2020, the due date of the convertible notes was extended to November 1, 2023. In April 2021, the convertible notes were further amended to define the timing for quarterly interest payments due under the convertible notes and impose a penalty payable in cash and stock for late interest payments. In connection with this amendment, the Company increased the principal balance by $233,333 of accrued interest and $66,667 classified as an extension fee for the remaining accrued interest of $114,568 for which the payment was extended until early July 2021. The extension fee was recorded as interest expense during the six months ended June 30, 2021. As of June 30, 2021, the balance due on the convertible note was $1,300,000, net a discount of $21,060 recorded within convertible notes payable.

In addition, convertible notes are convertible upon issuance at a fixed price of $0.50 per common share. In connection with the issuance, the Company recorded a beneficial conversion feature of $44,000 resulting in a discount to the convertible notes. The discount is being amortized to interest expense using the straight-line method, due to the short-term nature of the convertible notes, over the term. During the six months ended June 30, 2021 and 2020, the Company amortized $7,092 and $11,424, respectively, to interest expense. The remaining discount of $21,060 is expected to be amortized throughout 2021 to 2023. The convertible notes include other provisions such as first right of refusal on additional capital raises, authorization of holder to incur debts senior to the convertible notes, etc. Additionally, should the holder exercise the option to exercise, a warrant to purchase an additional share of common stock for which the terms are not defined in the agreement. Thus, the issuance of the warrant is contingent to which the Company has not accounted for. Should warrants be ultimately issued, the Company expects to record the fair value of such as additional interest expense.

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

In August 2021, the Company received an additional $500,000 under the terms of the initial agreement. In connection with this tranche, the Company issued 1.0 million shares of common stock. Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. Upon initial valuation, the derivative liabilities value of $395,891, as well as the fair market value of the 1.0 million shares of common stock exceeded the face values of the convertible notes payable by $355,891, which was recorded as a day one loss on derivative liabilities. The variables to value the derivatives on issuance were similar to those disclosed below. As of June 30, 2021, the principal balance due on the convertible notes was $2,450,000, and accrued interest of $158,750, net a discount of $1,865,146 recorded within long-term convertible notes payable.

The derivative liabilities are valued on the date the borrowings become convertible and revalued at each reporting period. During the six months ended June 30, 2021, the Company revalued the fair market value of the derivative liabilities at $2,379,080 resulting in a loss of $234,032. The valuation of the derivative liabilities was based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.34 our stock price on the date of revalue of $0.51, expected dividend yield of 0%, expected volatility of 98.00%, risk free interest rate of 0.01% and expected term of 2.12 years.

In connection with the derivative liabilities and common stock issued, the Company recorded a total discount related to the two notes of $2,450,000. The discount is being amortized over the term of the borrowings using the straight-line method due to the short-term nature. During the six months ended June 30, 2021, the Company amortized $358,689 of the discount to interest expense. As of June 30, 2021, a discount of $1,865,146 remained for which will be amortized in periods from 2021 to 2023.

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

At various times in 2020, the Company borrowed a total of $430,000 from an individual related to a director of the Company and a director of the Company. The loans are evidenced by a promissory note which bear interest at 12% per year and are due and payable at dates ranging from December 10, 2020, to January 10, 2021. The proceeds were used for operations. At the option of the holders, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of $0.30 or 80% of the ten-day average closing price of the Company’s common stock immediately prior to the date of conversion. The holders also have the option to convert $900,000 owed to them from EdenFlo, LLC, as disclosed below, which debt was assumed the Company in connection with the acquisition of EdenFlo, at a price of $0.30 per share for a period of 12 months. Additionally, the holders were issued 215,000 shares of common stock in connection with the notes. On December 7, 2020, the loans were amended whereby the various promissory notes were consolidated into two notes with a maturity date of June 30, 2021, and the variable conversion price was removed. See below for additional accounting impact. On April 23, 2021, the consolidated promissory notes were amended to allow the Company to extend the maturity date of the consolidated notes to December 31, 2021, in exchange for an aggregate of 250,000 shares of common stock and $15,000 added to the principal balance of the note. The shares of common stock were valued at $115,000 ad recorded as interest expense during six months ended June 30, 2021. As of June 30, 2021, the principal balance due on the convertible notes was $1,427,504 and recorded within related party convertible notes payable.

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

In connection with the SKM acquisition, the Company assumed four notes payable totalling $275,756 with the former membership. The notes do not incur interest and are due on demand.

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

Convertible Note Payable - $500,000

On November 17, 2020, the Company borrowed $500,000 from an unrelated third party. The note incurs interest at 8% per annum and initially matured on January 31, 2021. See below for discussion regarding the extension of the note. At the option of the lender, the loan and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of 75% of the ten-day average closing price of the Company’s common stock immediately prior to the date of conversion or $0.50. As of June 30, 2021, the principal balance due on the convertible note was $500,000 and recorded within convertible notes payable.

Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. The derivative liabilities are valued on the date the borrowings become convertible and revalued at each reporting period. On June 30, 2021, the derivative liabilities were revalued at $271,897 resulting in a gain of $13,223. The derivative liabilities were revalued based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.38 our stock price on the date of revalue of $0.51, expected dividend yield of 0%, expected volatility of 113.00%, risk free interest rate of 0.01% and expected term of 0.50 years.

In connection with the derivative liabilities and common stock issued, the Company recorded a $287,454 discount. The discount is being amortized over the term of the borrowings using the straight-line method due to the short-term nature. During the six months ended June 30, 2021, the Company amortized $118,815 of the discount to interest expense. As of June 30, 2021, no discount remained.

On January 31, 2021, the holder of the note agreed to extend the due date for the note to April 2, 2021. In consideration for extending the repayment date to April 2, 2021, the Company issued to the note holder 50,000 shares of its common stock and the interest rate of the Note was increased to 10% per annum. The Company recorded the fair market value of the common stock issued of $23,500 as a discount to the note for which was fully amortized to interest expense during the six months ended June 30, 2021.

On April 16, 2021, the holder of the Note agreed to extend the due date for the note to June 18, 2021. In consideration for extending the repayment date, the Company issued to the note holder 100,000 shares of its common stock, 100,000 shares of common stock for accrued interest through execution date and provided the holder with the option to extend the payment to September 15, 2021, for which an additional 150,000 shares of common stock would be provided, if extended. The payment date was extended to September 15, 2021 at the option of the note holder in June 2021. The Company recorded the fair market value of the common stock issued of $173,000 as additional interest expense during the six months ended June 30, 2021.

NOTE 7 – STOCKHOLDER’S EQUITY

Stock-Based Compensation

The Company has entered into various employment and advisory agreements for which shares of common stock are issued with a variety of vesting provisions. The Company typically determines the fair market value of these awards on the date of grant and expensing that value over the vesting period which mirrors the service period.

In May 2020, the Company entered into two-year employment agreements with Matthew Gregarek, the Company’s Chairman and Chief Executive Officer, David Burcham, the Company’s President, and Daniel Garza, the Company’s Chief Marketing Officer. Among various other salary and bonus terms, the agreements also provide for the award of shares of the Company’s restricted common stock and options to purchase shares of the Company’s common stock. Under these agreements, a total of 6,300,000 fully vested shares of common stock were granted upon execution of the agreements. An additional 1,300,000 shares of common stock were awarded with a vesting date of April 1, 2021, 900,000 of which have vested. The agreements also provide for the future grant of 1,300,000 additional shares of common stock should the individuals remain employed following the April 1, 2021 expiration date, 400,000 of which have been cancelled and will not be subject to issuance. For the six months ended June 30, 2021, the Company recorded $20,664 as stock-based compensation. The remaining expense outstanding is $58,364 for which will be recorded through 2022.

During the year ended December 31, 2020, the Company entered into agreements with consultants for which provided investor awareness, research materials and other services. During the three months ended March 31, 2021, 80,000 shares of common stock were returned to the Company and cancelled. The Company recorded a reduction to stock-based compensation of $34,400 during the six months ended June 30, 2021.

On April 5, 2021 the Company issued 250,000 shares to a third party for assignment of intellectual property, including patents and patent applications, agreed to on January 26, 2021. The common stock was valued at $128,750 for which is being amortized over the term of the licensing agreement.

Options

In May 2020, effective April 1, 2020, the individuals noted above were also granted a total of 5,750,000 options to purchase shares of the Company’s common stock. These options vested in tranches at various dates through May 1, 2021 with escalating exercise prices ranging from $0.50 to $7.50 and are exercisable for approximately five 5 years. These options were valued at $1,056,695 using a Black-Scholes Options Pricing Model.

The fair value of the options granted in 2020 are estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Exercise price per share	$3.40
Expected life (years)	2.97
Risk-free interest rate	0.64%
Expected volatility	135%

In 2021, the Company granted options to purchase 9,647,500 shares of common stock to employees and consultants. Some of the grants had effective dates within the 2020 calendar year. These options will vest in tranches at various points through 2023 with escalating prices ranging from $0.05 to $7.50 and are exercisable through various points through 2023.

These options were valued at $2,287,556 using a Black-Scholes Options Pricing Model. For the six months ended June 30, 2021, the Company recorded $1,591,819 as stock-based compensation. The remaining expense outstanding is $698,737 for which will be recorded through 2024.

The fair value of the options granted in 2021 are estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Exercise price per share	$0.96
Expected life (years)	2.56
Risk-free interest rate	0.64%
Expected volatility	122%

Offering of Common Stock and Warrants

In February 2019, the Company commenced a private offering of shares of common stock at a purchase price of $0.50 per share. In addition, for each share purchased the investor received a warrant to purchase one additional share of common stock at a price of $2.00 per share. The warrants expire on December 31, 2021, or sooner at the Company’s option, if the Company’s stock trades for a price of $3.00 per share for 10 days with an average volume of 100,000 shares per day. During the year ended December 31, 2020, the Company received $150,000 related to the sale of 300,000 shares of common stock and warrants.

On October 23, 2020, the Company sold 2,750,000 shares of its common stock to a private investor for $1,000,000 in proceeds.

Between December 28 and December 30, 2020, the Company received $100,000 related to the sale of 200,000 shares of common stock and warrants.

During the six months ended June 30, 2021, the Company received $543,000 related to the sale of 1,394,404 shares of common stock.

Offering of Preferred Stock

In March 2021, the Company commenced and subsequently closed a private offering of its preferred stock for up to $2 million in proceeds. The offering consisted of 20,000 shares of preferred stock at a price of $100 per share. The purchaser of the preferred stock has agreed to purchase the preferred stock in three tranches provided certain sales milestones are met. Concurrently with each issuance of preferred stock, the Company shall issue the preferred stockholder 500,000 warrants to purchase the Company’s common stock at a price of $0.75 per share. Preferred stockholders are entitled to a 10% dividend paid in additional shares of preferred stock on a quarterly basis and will receive dividend and liquidation preferences over the Company’s common stockholders. During the six months ended June 30, 2021, the Company received $660,000 related to the sale of 6,660 shares of preferred stock. In connection with the sale, the Company issued the holder warrants to purchase 500,000 shares of the Company’s common stock at $0.75 per share for a period of four years. The Company valued the warrants at $148,400 using the Black-Scholes pricing model for which a discount of $121,158 using the relative fair market value was recorded preferred stock and the offset to additional paid-in capital. In addition, the holders of the preferred stock receive dividends at a rate of 10% per annum. As of June 30, 2021, the Company recorded accrued dividends of $8,680 as an increase to accrued liabilities and an offset to additional paid-in capital. Each share of preferred stock is convertible into 200 shares of common stock.

Common Stock and Warrants Issued with Notes Payable

See Note 6 for issuance of shares in connection with note agreements.

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 7 for shares and options issued to management under employment contracts. In connection with the employment contracts, the Company accrued total deferred salaries and bonuses of $531,823 and $225,000 as of June 30, 2021, respectively.

See Note 6 for discussion related to related party convertible notes payable.

NOTE 9 – SUBSEQUENT EVENTS

On July 2, 2021, the Company entered into an agreement with a third party for an equity investment of $30,000,000 in two tranches beginning August 16, 2021. For the first tranche, the investor will purchase preferred stock for $15,000,000, valued at $0.40 per share of common stock. For the second tranche, the investor will make an additional equity investment of $15,000,000, valued at $0.455 per share of common stock, within ninety (90) days of the funding of the first tranche.

On July 2, 2021, the Company entered into an assignment agreement with a third party under which the Company obtained the rights to provide CBD and other plant-based health and wellness products to patients covered under corporate health insurance plans. In consideration for assigning such rights, the Company entered into a profit-sharing arrangement with the third party whereby the Company shall receive 51% of the total profits and pay the third party 49% of the profits derived from such product sales.

On July 15, 2021, the Company borrowed a total of $400,000 from unrelated third parties. The loans are evidenced by two convertible promissory notes which bear total interest of $30,000, are convertible at $0.40 per share, and mature on August 20, 2021.

In July 2021, the Company received $125,000 related to the sale of 290,787 shares of common stock.

The Company has evaluated subsequent events through the filing date of these consolidated financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s business plan involves the acquisition of licensed medical and recreational marijuana dispensaries, cultivation facilities and production facilities in states which allow publicly traded companies to own and operate dispensaries, cultivation facilities and production facilities. Depending on the markets entered and state regulation, the Company’s business plan may also include asset purchases, management/consulting operating agreements, or similar allowable agreements. The Company plans to use a combination of cash, shares of common or preferred stock, notes, or other financing vehicles to complete these acquisitions.

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

As of June 30, 2021 Love Pharm had not generated any revenue.

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

EdenFlo

On April 24, 2020, the Company acquired substantially all the assets of EdenFlo, LLC, a producer of CBD extracts and concentrates, for 7,000,000 shares of the Company’s restricted common stock and the release of its obligation of a previous promissory note in the amount of $1,650,000.

EdenFlo will join Prolific Nutrition and Love Pharm, LLC to secure and expand the Company’s position in the national Hemp/CBD industry. EdenFlo can produce pure CBD isolate and full-spectrum hemp distillate. EdenFlo’s isolate is made from the highest quality ingredients, utilizing only the best extraction and distillation methods to ensure a final product of extreme purity. Their scientific procedures used for the remediation of THC provide some of the cleanest broad-spectrum (distillate) oil available in the cannabis extraction industry. The acquisition of EdenFlo will support the Company’s manufacturing operations by supplying the Company’s raw materials requirements for its branded products.

Test Kitchen

On August 17, 2020, the Company acquired all the outstanding shares of Test Kitchen, Inc. for 50,000 shares of its restricted common stock.

Test Kitchen’s only assets as of August 17, 2020, was a product containing CBD oil. Test Kitchen filed a provisional patent application for this product on June 12, 2020. There can be no assurance that a patent will be issued for this product.

Solar Cultivation Technologies, Inc.

On September 29, 2020, the Company acquired all the assets of Solar Cultivation Technologies, Inc. for 1,200,792 shares of the Company’s common stock. SCT provides commercial cannabis cultivators with solar, battery storage, and high-efficiency lighting.

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

Results of Operations

Three Months Ended June 30, 2021, compared to the Three Months Ended June 30, 2020

Revenue

We generated $762,778 of revenues for the three-month period ended June 30, 2021, in comparison with $3,951 for the comparable quarter a year ago. The increase of $758,827 is primarily due to operational sales from the Company’s acquisition in SKM, as well as wholesale sales of hemp distillate product sold through Test Kitchen. During the three months ended June 30, 2021, approximately 84% of the Company’s revenue was from sales made by the Company’s SKM dispensary in Dumont, Colorado, and approximately 16% of the Company’s revenue was from sales made by Test Kitchen. During the three months ended June 30, 2021, no sales were generated by Prolific Nutrition, Gratus Living, Love Pharm or EdenFlo.

Cost of Goods Sold.

We generated $612,118 of cost of goods sold for the three-month period ended June 30, 2021, in comparison with $40,066 for the comparable quarter a year ago. The increase of $572,052 is due to sales activity stated above.

Gross Profit/(Loss).

We generated $150,660 gross profit for the three-month period ended June 30, 2021, in comparison with gross loss of ($36,114) for the comparable quarter a year ago. The increase of $186,774 is due to operational activity. The Company, in prior years did not have on-going sales operations.

General and Administrative Expenses

General and administrative expenses for the three-month period ended June 30, 2021, totalled $2,487,327 in comparison with $3,892,549, for the comparable quarter a year ago. The decrease of $1,405,222 or 36% is primarily due to a significant amount of stock-based compensation recorded in the prior year in connection with options and shares granted to officers.

Other Income / Expense

Other expense for the three-month period ended June 30, 2021, totalled $1,537,013, in comparison with $852,864, for the comparable quarter a year ago. The increased expense of $684,149, is primarily due to increased interest from additional funding and discount amortization, fair value of common stock issued for note extensions, losses on investment valuation, and changes in the fair market value of derivative liabilities incurred.

Six Months Ended June 30, 2021, compared to the Six Months Ended June 30, 2020

Revenue

We generated $1,556,926 of revenues for the six-month period ended June 30, 2021, in comparison with $5,041 for the comparable quarter a year ago. The increase of $1,551,885 is primarily due to operational sales from the Company’s acquisition in SKM, as well as wholesale sales of hemp distillate product sold through Test Kitchen. During the six months ended June 30, 2021, approximately 85% of the Company’s revenue was from sales made by the Company’s SKM dispensary in Dumont, Colorado, and approximately 15% of the Company’s revenue was from sales made by Test Kitchen. During the six months ended June 30, 2021, no sales were generated by Prolific Nutrition, Gratus Living, Love Pharm or EdenFlo.

Cost of Goods Sold.

We generated $1,080,070 of cost of goods sold for the six-month period ended June 30, 2021, in comparison with $40,066 for the comparable quarter a year ago. The increase of $1,040,004 is due to sales activity stated above.

Gross Profit/(Loss).

We generated $476,856 gross profit for the six-month period ended June 30, 2021, in comparison with gross loss of ($35,024) for the comparable quarter a year ago. The increase of $511,880 is due to operational activity. The Company, in prior years did not have on-going sales operations.

General and Administrative Expenses

General and administrative expenses for the six-month period ended June 30, 2021, totalled $4,043,885 in comparison with $4,448,199, for the comparable quarter a year ago. The decrease of $404,314 or 9% is primarily due to a significant amount of stock-based compensation recorded in the prior year in connection with options and shares granted to officers.

Research and Development Expenses

Research and development expenses for the six-month period ended June 30, 2021, totalled $3,708, in comparison with $0 for the comparable quarter a year ago. The increase of $3,708 is due to product creation in the current year.

Other Income / Expense

Other expense for the three-month period ended June 30, 2021, totalled $2,724,933, in comparison with $918,863, for the comparable quarter a year ago. The increased expense of $1,806,070, is primarily due to increased interest from additional funding, an allocation of bad debt expense on a note receivable, losses on investment valuation, and changes in the fair market value of derivative liabilities incurred.

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

During the six months ended June 30, 2021, the Company received $543,000 related to the sale of 1,394,404 shares of common stock.

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

Cash Flows

Net Cash used in Operating Activities.

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $1,899,253 for the six-month period ended June 30, 2021 in comparison to $1,229,888 for the comparable period a year ago, an increase of $669,365 or 54%. The increase in cash used in operations was primarily related to operating activities in the current year that did not exist in the prior year.

Net Cash used in Investing Activities.

Net cash used in our investing activities was $104,713 for the six-month period ended June 30, 2021 in comparison to $1,681,488 for the comparable period a year ago, a decrease of $1,576,775 or 94%. The decrease in cash was primarily related to the change in value of the note receivable with HSII.

Net Cash from Financing Activities.

Net cash provided by financing activities was $1,599,155 for the six-month period ended June 30, 2021 in comparison to $1,428,500 for the comparable period a year ago, an increase of $170,655 or 12%. In the six-month period ended June 30, 2021, we raised $543,000 primarily through the issuance of common stock, $660,000 through the sale of preferred stock and $500,000 from a convertible note payable. In the six-month period ended June 30, 2020, we raised $1,586,000 primarily through the issuance of notes.

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

During the six months ended June 30, 2021, EBITDA decreased to $2,233,899 from $3,005,477 in the prior comparable year.

Off Balance Sheet Arrangements

As of June 30, 2021, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the June 30, 2021, financial statements included as part of this report for a description of the Company’s critical accounting policies and estimates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021, due to the following material weakness:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

On January 11, 2021, the Company hired Alexander Glueckler as its CFO to reduce reliance on independent financial reporting consultants for review or critical accounting areas, disclosures, and material nonstandard transactions. The hiring of Mr. Glueckler has allowed the Company to take greater internal control over its financial reporting in the three months ended June 30, 2021.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.       LEGAL PROCEEDINGS

See Note 4 to the Financial Statements included as part of this report.

ITEM 2.       UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s sale of unregistered securities during the six months ended June 30, 2021 are shown in the Statement of Stockholders Equity which is part of the financial statements included as part of this report. Refer also to Note 7 to these financial statements.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 in connection with issuance of the shares described above. The persons who acquired the shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the issuance of the shares. The persons who acquired the shares acquired them for their own accounts. No commissions or other form of remuneration was paid in consideration with the issuance of these shares.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13 2021.

PURE HARVEST CORPORATE GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive Officer

By:	/s/ Alexander Glueckler
Alexander Glueckler
Principal Financial and Accounting Officer