Form 10-Q
period 2021-09-30
Pure Harvest Corporate Group, Inc.
filed 2021-11-15
CIK 1351573

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2021

[  ] ☐Transition Report Under Section 13 or 15(d) of the Securities Exchange Act Of 1934

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

As of September 30, 2021, there were 71,027,131 outstanding shares of the registrant’s common stock.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	As of September 30, 2021	As of December 31, 2020
ASSETS
Current assets
Cash	$409,357	$856,844
Accounts receivable	34,221	91,371
Inventory	1,085,282	1,047,690
Deferred rent	49,778	113,778
Prepaids and other current assets	363,335	235,335
Notes receivable and advances on pending acquisitions, net allowance of $533,000 and $33,000, respectively	2,250,000	2,750,000
Total current assets	4,191,973	5,095,018

Long-term assets
Property, plant and equipment	1,630,986	1,599,088
Accumulated depreciation	(692,868)	(469,315)
Deferred rent, net of current portion	—	26,446
Right of use asset	333,907	537,393
Goodwill	1,550,225	1,550,225
Intangible assets, net	2,377,067	2,399,524
Other assets	39,331	301,604
Total assets	$9,430,621	$11,039,983

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$305,976	$91,741
Accrued expenses	1,168,844	1,324,936
Common stock to be issued	133,250	—
Notes payable	232,732	431,919
Convertible notes payable, net of discount of $290,277 and $146,967, respectively	2,009,723	1,353,033
Related party convertible notes payable	1,427,504	1,412,504
Total current liabilities	5,278,029	4,614,133

Long term liabilities
Notes payable	—	6,000
Right of use liability	179,329	293,971
Convertible notes payable, net of discount of $1,650,045 and $1,723,835, respectively	958,705	226,165
Derivative liabilities	1,583,894	1,879,776
Total liabilities	7,999,957	7,020,045

Commitments and contingencies (Note 9)

Stockholders' equity
Series A Preferred stock; $0.01 par value; 40,000 shares authorized; 6,660 shares issued and outstanding	538,842	—
Common stock, $0.01 par value; 250,000,000 shares authorized, 71,027,131 and 64,117,846 shares issued and outstanding, respectively	710,275	641,179
Additional paid-in capital	18,426,695	11,111,799
Accumulated deficit	(18,245,148)	(7,733,040)
Total stockholders' equity	1,430,664	4,019,938
Total liabilities and stockholders' equity	$9,430,621	$11,039,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

REVENUES
Product sales and royalty income	$507,865	$318,690	$2,064,791	$323,731

Cost of sales	334,147	60,552	1,414,217	100,617

Gross profit	173,718	258,138	650,574	223,114

OPERATING EXPENSES
Advertising and promotion	68,475	32,970	111,293	85,572
General and administrative expenses, including stock-based compensation of $915,918, $457,492, $2,494,001 and $3,497,030, respectively	1,841,290	1,177,949	5,885,175	5,626,148
Research and development	3,285	—	6,993	—
Depreciation expense	80,928	51,121	255,739	84,710
Total operating expenses	1,993,978	1,262,040	6,259,200	5,796,430

Loss from operations	(1,820,260)	(1,003,902)	(5,608,626)	(5,573,316)

Other income (expense):
Interest expense	(3,243,479)	(432,732)	(4,725,162)	(758,081)
Interest income	—	176,782	55,000	290,965
Loss on extinguishment of notes payable	(136,640)	(120,721)	(136,640)	(876,975)
Change in fair market value of derivative liabilities	1,201,570	(1,480,105)	470,367	(1,430,725)
Loss on equity method investment	—	—	(73,047)	—
Other income (expense)	—	—	6,000	—
Bad debt expense	—	(1,863,137)	(500,000)	(1,863,960)
Total other income (expense)	(2,178,549)	(3,719,913)	(4,903,482)	(4,638,776)

Loss before provision for income taxes	(3,998,809)	(4,723,815)	(10,512,108)	(10,212,092)

Provision for income taxes	—	—	—	—

NET LOSS	$(3,998,809)	$(4,723,815)	$(10,512,108)	$(10,212,092)

Preferred stock dividends	(25,180)	—	(25,180)	—
NET LOSS TO COMMON SHAREHOLDERS	$(4,023,989)	$(4,723,815)	$(10,537,288)	$(10,212,092)
Basic and diluted net loss per common share	$(0.06)	$(0.09)	$(0.16)	$(0.22)
Basic and diluted weighted-average number of common shares outstanding	69,071,098	54,122,813	67,098,389	46,302,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,512,108)	$(10,212,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398,364	84,710
Stock-based compensation	2,494,001	3,497,030
Amortization of debt discount	1,250,865	468,113
Common stock and warrants issued for debt extension	2,835,047	—
Allowance on notes receivable	500,000	1,863,137
Change in fair value of derivative liability	(470,367)	1,430,725
Loss on extinguishment of note payable	136,640	876,975
Extension fee added to note payable	81,667	—
Changes in operating assets and liabilities:
Accounts receivable	57,150	(61,492)
Interest receivable on notes receivable	—	(151,580)
Inventory	(37,592)	(238,291)
Other assets	102,014	(5,985)
Deferred rent	90,446	85,332
Prepaid and other current assets	(128,000)	(47,916)
Accounts payable	214,235	(51,535)
Accrued interest	—	248,184
Accrued expense	347,424	192,386
Royalty payable	—	(770)
Right of use asset and liability	88,844	(75,364)
Net cash used in operating activities	(2,551,370)	(2,098,433)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable and advances of pending acquisitions	—	(1,429,725)
Net cash received (paid) in connection with acquisition	—	(162,292)
Purchase of machinery and equipment	(31,898)	(188,689)
Purchase of Intangible assets	(130,896)	—
Net cash used in investing activities	(162,794)	(1,780,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) from (to) related parties	—	(116,667)
Proceeds from issuance of convertible notes payable	976,000	1,950,000
Proceeds from notes payable	—	1,586,000
Repayment of notes payable	(147,323)	(1,500,000)
Proceeds from related party notes payable	—	460,000
Proceeds from exercise of options	10,000	—
Proceeds from sale of common stock	768,000	150,000
Proceeds from sale of preferred stock	660,000	—
Net cash provided by financing activities	2,266,677	2,529,333

Change in cash and cash equivalents	(447,487)	(1,349,806)
Cash and cash equivalents, beginning of period	856,844	1,665,247
Cash and cash equivalents, end of period	$409,357	$315,441

Supplemental disclosures of cash flow information:
Cash paid for interest	$160,541	$5,217
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Discount on note payable due to common stock, warrants or derivatives	$460,000	$171,082
Common stock issued for accrued interest	$3,363	$52,294
Common stock issued for business acquisitions	$—	$4,210,701
Exchange of note receivable and accrued interest for business acquisition
Common stock and warrants issued in connection with note extensions	$2,958,500	$429,524
Discounts due to common stock and derivative liabilities	$134,485	$2,314,973
Common stock issued for conversion of related party notes payable	$—	$30,000
Accrued interest and extension fee added to principal balance	$300,000	$—
Warrants issued with preferred stock	$121,158	$—
Common stock issued for license	$128,750	$—
Beneficial conversion feature recorded on convertible debt	$186,500	$—
Common stock to be issued as additional interest on convertible debt	$133,250	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Condensed Consolidated Statements of Stockholder’s Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Three Months Ended September 30, 2021	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, June 30, 2021	6,660	$538,842	67,340,765	$673,409	$14,216,743	$(14,246,339)	1,182,655

Stock-based compensation	—	—	—	—	770,505	—	770,505
Issuance of common stock for services	—	—	283,357	2,834	142,579	—	145,413
Issuance of common stock and warrants to note holder	—	—	2,690,000	26,900	2,899,000	—	2,925,900
Issuance of common stock for cash	—	—	513,009	5,132	219,868	—	225,000
Exercise of stock options and warrants	—	—	200,000	2,000	16,680	—	18,680
Beneficial conversion feature on convertible notes payable	—	—	—	—	186,500	—	186,500
Series A preferred stock dividends	—	—	—	—	(25,180)	—	(25,180)
Net loss	—	—	—	—	—	(3,998,809)	(3,998,809)
Balance, September 30, 2021	6,660	$538,842	71,027,131	$710,275	$18,426,695	$(18,245,148)	$1,430,664

Three Months Ended September 30, 2020	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, June 30, 2020	—	$—	52,125,144	$521,252	$10,777,309	$(6,874,458)	$4,424,103

Stock-based compensation	—	—	—	—	457,492	—	457,492
Issuance of common stock for acquisition	—	—	3,508,397	35,084	1,546,594	—	1,581,678
Issuance of common stock to note holder	—	—	98,750	988	53,387	—	54,375
Issuance of common stock for accrued interest	—	—	43,611	436	20,096	—	20,532
Issuance of common stock and warrants for extension of notes payable	—	—	100,000	1,000	119,721	—	120,721
Issuance of common stock to investor	—	—	100,000	1,000	49,000	—	50,000
Issuance of common stock for conversion of related party note	—	—	75,000	750	29,250	—	30,000
Discount on convertible notes payable related party due to common stock issued and derivative liability	—	—	100,000	1,000	(1,000)	—	—
Net loss	—	—	—	—	—	(4,723,815)	(4,723,815)
Balance, September 30, 2020	—	$—	56,150,902	$561,510	$13,051,849	$(11,598,273)	$2,015,086

Nine Months Ended September 30, 2021	Preferred Stock, Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2020	—	$—	64,117,846	$641,179	$11,111,799	$(7,733,040)	$4,019,938

Stock-based compensation	—	—	—	—	2,382,988	—	2,382,988
Issuance of common stock for services	—	—	203,357	2,034	108,979	—	111,013
Issuance of common stock to note holder	—	—	4,340,000	43,400	3,654,000	—	3,697,400
Issuance of common stock for accrued interest	—	—	8,515	85	3,278	—	3,363
Issuance of common stock for license	—	—	250,000	2,500	126,250	—	128,750
Issuance of common stock for cash	—	—	1,907,413	19,077	748,923	—	768,000
Issuance of preferred stock for cash	6,660	538,842	—	—	121,158	—	660,000
Exercise of stock options and warrants	—	—	200,000	2,000	8,000	—	10,000
Beneficial conversion feature on convertible notes payable	—	—	—	—	186,500	—	186,500
Series A preferred stock dividends	—	—	—	—	(25,180)		(25,180)
Net loss	—	—	—	—	—	(10,512,108)	(10,512,108)
Balance, September 30, 2021	6,660	$538,842	71,027,131	$710,275	$18,426,695	$(18,245,148)	$1,430,664

Nine Months Ended September 30, 2020	Preferred Stock, Series A		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2019	—	$—	37,716,330	$377,164	$4,391,587	$(1,386,181)	$3,382,570

Stock-based compensation	—	—	—	—	926,486	—	926,486
Issuance of common stock for services	—	—	6,528,000	65,280	2,505,264	—	2,570,544
Issuance of common stock for acquisition	—	—	10,508,397	105,084	3,912,594	—	4,017,678
Issuance of common stock to note holder	—	—	248,750	2,488	168,594	—	171,082
Issuance of common stock for accrued interest	—	—	124,425	1,244	51,050	—	52,294
Issuance of common stock and warrants for extension of notes payable	—	—	500,000	5,000	424,524	—	429,524
Issuance of common stock to investor	—	—	300,000	3,000	147,000	—	150,000
Issuance of common stock for conversion of related party note	—	—	75,000	750	29,250	—	30,000
Discount on convertible notes payable to related party due to common stock issued and derivative liability	—	—	150,000	1,500	67,500	—	69,000
Extinguishment of related party notes payable	—	—	—	—	428,000	—	428,000
Net loss	—	—	—	—	—	(10,212,092)	(10,212,092)
Balance, September 30, 2020	—	$—	56,150,902	$561,510	$13,051,849	$(11,598,273)	$2,015,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Pure Harvest Corporate Group, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all accruals and adjustments (each of which is of a normal, recurring nature) necessary for a fair presentation of the Company’s financial position as of September 30, 2021, and the results of its operations for the three and nine months then ended. Significant accounting policies have been consistently applied in the interim consolidated financial statements. The results reported in these interim financial statements are not necessarily indicative of the expected results for the entire year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020 and notes thereto that are included in the Company's Annual Report on Form 10-K.

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

The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2021, and December 31, 2020, due to the short-term nature of these instruments. The Company’s derivative liabilities are considered a Level 2 liability.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding during the period. For the three and nine months ended September 30, 2021 and 2020, dilutive instruments consisted of convertible notes payable, options and warrants to purchase shares of the Company’s common stock totaling approximately 71.7 million and 28.4 million shares of common stock, respectively, the effects of which to the net loss are anti-dilutive.

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

NOTE 3 – ACQUISITIONS

During the nine months ended September 30, 2021, the Company has not entered into any additional acquisitions other than those previously reported in its Form 10-K for the year ending December 31, 2020. For information regarding the Company’s prior year acquisitions see the Company’s Form 10-K for the year ending December 31, 2020.

NOTE 4 – NOTES RECEIVABLE

In May and June 2019, the Company advanced $28,593 to two unrelated individuals in connection with potential acquisitions for the Company. The amounts were to be repaid, without interest, in October 2019. As of September 30, 2021, and December 31, 2020, the Company has settled and received payment in kind for one of the notes and the other loan was forgiven pursuant to the acquisition of Sofa King Medicinal Wellness Products, LLC.

In December 2019, the Company advanced $800,000 to How Smooth It Is, Inc. (“HSII”). In January 2020, the Company advanced an additional $700,000 to HSII. The note receivable was due June 1, 2020 and incurs interest at 6% per annum for sixty days and then is increased to 10% per annum thereafter. In March 2020, the Company entered into an acquisition agreement to acquire the entity for which the note receivable was used to offset a portion of the purchase price. See the Company’s Form 10-K for the period ending December 31, 2020 for more information. During the year ended December 31, 2020, the Company advanced HSII as an additional $247,845 for operations. The additional advances were due on November 1, 2020, and accrue interest at a rate of 7.5% per annum.

On March 12, 2020, the Company entered into an agreement to acquire fifty-one percent (51%) of the outstanding membership interests in HSII for $1,500,000 in cash and 7,000,000 shares of the Company’s restricted common stock. On July 29, 2020, the Company terminated its agreement to acquire 51% of HSII. As a part of the termination agreement:

●	The sole shareholder of HSII agreed to pay the Company $2,150,000 by August 7, 2020, and

●	HSII agreed to manufacture up to 24 separate products for the Company (such as edibles and vaporizers) upon terms agreeable to both the Company and HSII. The products manufactured by HSII will be sold under Pure Harvest brands with the Company receiving royalties from the sale of the products.

On December 31, 2020, the Company entered into an amended note receivable loan and security agreement with HSII for $2,750,000 with an initial maturity date of March 31, 2021. The note incurs interest at 8% per annum through the initial maturity date. Under the agreement, if the loan is not repaid by March 31, 2021, if there have been no defaults, the loan will be extended to July 31, 2021. During the extended period, the interest rate increases to 12% per annum. In addition, with the extended period, the Company receives various royalties on products sold by the borrower for a period of three year commencing on April 1, 2021. On March 31, 2021, the note was extended to July 31, 2021, in accordance with the terms. The loan is secured by all the assets of HSII.

On April 14, 2021, the Company was sued by HSII in an effort to stall its obligations under the Business Loan and Security Agreement between the Company and HSII. The Company has submitted its response and counterclaims to HSII’s complaint. The Company believes that the suit is meritless and that the Company will likely prevail should the case go to trial. In the interim, the Company has provided a default notice to HSII and increased the interest rate on the amounts due to 25% as provided by the Business Loan and Security Agreement. As of September 30, 2021, the Company has recorded a reserve of $500,000 against the outstanding note receivable.

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

In 2020, prior to Solar Cultivation Technologies Inc.’s (“SCT”) acquisition, the Company advanced SCT $476,507 for operations. The additional advances were not under a formal arrangement and thus did not incur interest and were due on demand. See the Company’s Form 10-K for the period ending December 31, 2020 for more information regarding the acquisition of SCT.

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

In August 2020, a wholly owned subsidiary of the Company entered into a lease agreement for property to be used as a marijuana cultivation and processing facility. The initial term of the lease is for a period of three years. At the inception of the lease, the Company recorded a right of use asset and liability of $226,077. The Company used an effective borrowing rate of 10% percent within the calculation.

In April 2020, in connection with the EdenFlo asset acquisition, the Company assumed a lease for a hemp processing facility. At inception of the lease, the Company recorded a right of use asset and liability of $140,988. The Company used an effective borrowing rate of 10% within the calculation.

The lease runs through September 2021. On October 1, 2021, the Company entered into a month-to-month tenancy of the facility at an increased monthly lease rate.

In May 2020, the Company entered into a lease for its corporate offices. The lease requires monthly payments ranging from $12,330 to $12,861 through the maturity of the lease in October 2023. At inception of the lease, the Company recorded a right of use asset and liability of $399,766. The Company used an effective borrowing rate of 10.35% within the calculation.

NOTE 6 –NOTES PAYABLE

Convertible Note Payable

During the year ended December 31, 2019, the Company issued a series of convertible notes with original principal balances of $1,000,000. The convertible notes had original maturity dates ranging from November 1, 2021 to December 1, 2021 and incur interest at 20% per annum. In July 2020, the due date of the convertible notes was extended to November 1, 2023. In April 2021, the convertible notes were further amended to define the timing for quarterly interest payments due under the convertible notes and impose a penalty payable in cash and stock for late interest payments. In connection with this amendment, the Company increased the principal balance by $233,333 of accrued interest and $66,667 classified as an extension fee for the remaining accrued interest of $114,568 for which the payment was extended until early July 2021. The extension fee was recorded as interest expense during the nine months ended September 30, 2021. As of September 30, 2021, the balance due on the convertible notes was $1,300,000, net a discount of $21,060 recorded within convertible notes payable.

In addition, the convertible notes are convertible upon issuance at a fixed price of $0.50 per common share. In connection with the issuance, the Company recorded a beneficial conversion feature of $44,000 resulting in a discount to the convertible notes. The discount is being amortized to interest expense using the straight-line method, due to the short-term nature of the convertible notes, over the term. During the nine months ended September 30, 2021 and 2020, the Company amortized $28,152 and $13,376, respectively, to interest expense. Due to the modification below, whereby the remaining discount was extinguished, as of September 30, 2021, no discount remained. The convertible notes include other provisions such as first right of refusal on additional capital raises, authorization of holder to incur debts senior to the convertible notes, etc. Additionally, should the holder exercise the option to exercise, a warrant to purchase an additional share of common stock for which the terms are not defined in the agreement. Thus, the issuance of the warrant is contingent to which the Company has not accounted for. Should warrants be ultimately issued, the Company expects to record the fair value of such as additional interest expense.

On August 31, 2021, the Company and the note holder agreed to settle the balance due under the convertible notes. The Company agreed to make a cash payment to the note holder of $1,000,000 on or before January 4, 2022 and the note holder has the option to elect to receive 2,000,000 shares of the Company’s restricted common stock in lieu of the $1,000,000 cash payment. Additionally, the Company issued the note holder 2,000,000 shares of common stock and 6,000,000 warrants to purchase the Company’s common stock which expire August 31, 2025. The common stock issued to the note holder is convertible to the Company’s preferred stock, at the note holder’s option, should the Company issue a new class of Preferred Stock.  The Company accounted for the transaction as an extinguishment of the convertible note whereby the transaction was recorded as its fair market value. In connection with the extinguishment, the Company recorded additional interest expense of $940,000 related to the fair market value of the common stock issued and $1,665,000 related to the fair market value of the warrants. The fair value of the warrants granted was estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Schedule of fair value warrants granted Black-Scholes Options
Exercise price per share	$0.25 - $2.00
Expected life (years)	4.00
Risk-free interest rate	0.64%
Expected volatility	107%

Convertible Note Payable – Up to $4,000,000

In August 2020, the Company entered into an agreement for borrowings up to $4.0 million. Upon closing, the Company received $1,950,000 and provided for a six-month interest reserve. Additional amounts are advanced as varies milestones are reached. The borrowing incur interest at 15% per annum with principal and outstanding interest due three years from the date of issuance. The Company’s assets secure the borrowings. The borrowings have a variety of financial and non-financial covenants for which the Company is in compliance with as of the filing date. In addition, the borrowings are convertible at the lesser of $2.00 or 75% of the average closing price of the Company’s common stock for the preceding 30 days. Additionally, for every dollar advanced under the borrowing, the holder receives two shares of common stock. In 2020, the Company issued the holder 4,192,500 shares of common stock in connection with the convertible note. The agreement also includes a variety of other provisions related to inventory sold with specific discounts, markups, etc.

In August 2021, the Company received an additional $500,000 under the terms of the initial agreement. In connection with this tranche, the Company issued 1.0 million shares of common stock. Due to the variable conversion price, the Company recorded derivative liabilities for the conversion feature on the date of issuance. Upon initial valuation, the derivative liabilities value of $395,891, as well as the fair market value of the 1.0 million shares of common stock exceeded the face values of the convertible notes payable by $355,891, which was recorded as a day one loss on derivative liabilities. The variables to value the derivatives on issuance were similar to those disclosed below. As of September 30, 2021, the principal balance due on the convertible notes was $2,450,000, and accrued interest of $158,750, net a discount of $1,650,045 recorded within long-term convertible notes payable.

Convertible Note Payable - $500,000

On November 17, 2020, the Company borrowed $500,000 from an unrelated third party. The note incurs interest at 8% per annum and initially matured on January 31, 2021. See below for discussion regarding the extension of the note. At the option of the lender, the loan and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of 75% of the ten-day average closing price of the Company’s common stock immediately prior to the date of conversion or $0.50. As of September 30, 2021, the principal balance due on the convertible note was $500,000 and recorded within convertible notes payable.

On January 31, 2021, the holder of the note agreed to extend the due date for the note to April 2, 2021. In consideration for extending the repayment date to April 2, 2021, the Company issued to the note holder 50,000 shares of its common stock and the interest rate of the note was increased to 10% per annum.

On April 16, 2021, the holder of the note agreed to extend the due date for the note to June 18, 2021. In consideration for extending the repayment date, the Company issued to the note holder 100,000 shares of its common stock, 100,000 shares of common stock for accrued interest through execution date and provided the holder with the option to extend the payment to September 15, 2021, for which an additional 150,000 shares of common stock would be provided, if extended. In June 2021, the payment date was extended to September 15, 2021.

Effective September 15, 2021, the holder of the note agreed to extend the due date for the note to October 31, 2021. In consideration for extending the repayment date, the Company issued to the note holder 100,000 shares of its common stock and provided the holder with the option to extend the payment to January 31, 2022, for which an additional 100,000 shares of common stock would be provided, if extended. If the balance of the Note is unpaid on October 31, 2021, the note shall bear interest at a rate of 18% per annum beginning November 1, 2021.

The Company recorded the fair market value of the common stock issued in connection with the above issuances of $233,500 as additional interest expense during the nine months ended September 30, 2021.

Convertible Notes - $400,000

On July 15, 2021, the Company borrowed a total of $400,000 from two third parties. The loans are evidenced by two convertible promissory notes which bear total interest of $30,000, are convertible at $0.40 per share, and mature on August 20, 2021. In addition, the holders received a total of 76,500 shares of common stock. The Company recorded the value of the common stock issued and a beneficial conversion feature resulting in a $263,000 discount to the convertible promissory notes. The Company amortized the entire discount to interest expense during the nine months ended September 30, 2021. See Note 9 for subsequent events related to the transaction.

Convertible Note Payable - $400,000

On August 26, 2021, the Company completed the sale of a Promissory Note in the principal amount of $400,000 (the “Note”) to a third party for a purchase price of $376,000. After payment of the legal fees and finder’s fees and closing cost, the sale of the Note resulted in $358,000 in net proceeds to the Company. The Note matures on February 25, 2022, bears interest at a rate of 5% per annum for the first three months and 10% per annum thereafter, and, following an event of default only, is convertible into shares of the Company’s common stock at a conversion price equal to the lesser of 90% of the lowest trading price during (i) the 10 trading day period preceding the issuance date of the note, or (ii) the 20 trading day period preceding date of conversion of the Note. The borrowings have a variety of financial and non-financial covenants for which the Company is in compliance with as of the filing date.

Due to the variable conversion price, the Company recorded a derivative liability of $134,485 upon issuance. The derivative liability was valued using similar inputs to those disclosed below. In addition, the holder received 440,000 shares of common stock valued at $202,400 and an on issuance discount of $24,000. These items resulted in a discount of $360,885 being recorded against the Note. During the nine months ended September 30, 2021, the Company amortized $70,608 of the discount to interest expense. As of September 30, 2021, a discount of $290,277 remained which is being amortized using the straight-line method over the remaining term.

Derivative Liabilities

The derivative liabilities are valued on the date the borrowings become convertible and revalued at each reporting period. During the nine months ended September 30, 2021, the Company revalued the fair market value of the derivative liabilities at $1,583,894 resulting in a gain of $470,367. The valuation of the derivative liabilities was based upon the following Black-Scholes option pricing model average assumptions: an exercise price of $0.35 our stock price on the date of revalue of $0.33, expected dividend yield of 0%, expected volatility of 108.00%, risk free interest rate of 0.01% and expected term of 0.96 years.

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

At various times in 2020, the Company borrowed a total of $430,000 from an individual related to a director of the Company and a director of the Company. The loans are evidenced by a promissory note which bear interest at 12% per year and are due and payable at dates ranging from December 10, 2020, to January 10, 2021. The proceeds were used for operations. At the option of the holders, the note principal and any accrued interest may be converted into shares of the Company’s common stock. The number of shares of the Company’s common stock which will be issued upon any conversion will be determined by dividing the amount to be converted by the lesser of $0.30 or 80% of the ten-day average closing price of the Company’s common stock immediately prior to the date of conversion. The holders also have the option to convert $900,000 owed to them from EdenFlo, LLC, as disclosed below, which debt was assumed the Company in connection with the acquisition of EdenFlo, at a price of $0.30 per share for a period of 12 months. Additionally, the holders were issued 215,000 shares of common stock in connection with the notes. On December 7, 2020, the loans were amended whereby the various promissory notes were consolidated into two notes with a maturity date of June 30, 2021, and the variable conversion price was removed. See below for additional accounting impact. On April 23, 2021, the consolidated promissory notes were amended to allow the Company to extend the maturity date of the consolidated notes to December 31, 2021, in exchange for an aggregate of 250,000 shares of common stock and $15,000 added to the principal balance of the note. The shares of common stock were valued at $115,000 and recorded as interest expense during nine months ended September 30, 2021. As of September 30, 2021, the principal balance due on the convertible notes was $1,427,504 and recorded within related party convertible notes payable.

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

In connection with the SKM acquisition, the Company assumed four notes payable totaling $275,756 with the former member. The notes are being paid by the Company according to the original terms between the note holders and SKM.

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

In connection with the SKM acquisition, the Company assumed four notes payable totalling $275,756 with the former membership. The notes are being paid by the Company according to the original terms between the note holders and SKM.

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

On issuance, the Company valued the 150,000 shares of common stock and the 150,000 warrants for common stock and recorded the relative fair market of $116,707 as a discount to the note payable. The Company is amortizing the discount over the term of the note payable using the straight-line method due to the short term of the note. During the nine months ended September 30, 2020, the Company amortized $92,256 to interest expense.

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

Note Payable - $200,000

On October 9, 2020, the Company borrowed $200,000 from an unrelated third party. The note incurred interest at 12% per annum and was due by November 9, 2020. As further consideration, the Company issued 100,000 shares of its restricted common stock to the lender. The note was repaid in full. The Company recorded the fair market value of the shares as a discount of $40,000 to the note for which all was amortized to interest expense during the year ended December 31, 2020.

Note Payable - $173,705

On November 1, 2020, the Company entered into an agreement to convert accounts payable of $173,705 into a note payable. The note incurred interest at 8% per annum and is payable in monthly payments. On September 30, 2021, the Company determined to terminate the note and began discussions with the note holder to affect the termination of the note. See Note 9 for subsequent events related to the transaction.

Note Payable – Up to $156,000

On July 26, 2021, the Company, through a subsidiary, obtained a line of credit for its cannabis operations in an amount up to $156,000 which is formalized in a Business Loan and Security Agreement. The line of credit is secured by invoices and accounts receivable and incurs interest at escalating rates based on the time of repayment. The borrowings have a variety of financial and non-financial covenants for which the Company is in compliance with as of the filing date. As of September 30, 2021, the Company’s subsidiary had not drawn on the line of credit.

NOTE 7 – STOCKHOLDER’S EQUITY

Stock-Based Compensation

The Company has entered into various employment and advisory agreements for which shares of common stock are issued with a variety of vesting provisions. The Company typically determines the fair market value of these awards on the date of grant and expensing that value over the vesting period which mirrors the service period.

In May 2020, the Company entered into two-year employment agreements with Matthew Gregarek, the Company’s Chairman and Chief Executive Officer, David Burcham, the Company’s President, and Daniel Garza, the Company’s former Chief Marketing Officer. Among various other salary and bonus terms, the agreements also provide for the award of shares of the Company’s restricted common stock and options to purchase shares of the Company’s common stock. Under these agreements, a total of 6,300,000 fully vested shares of common stock were granted upon execution of the agreements. An additional 1,300,000 shares of common stock were awarded with a vesting date of April 1, 2021, 900,000 of which have vested. The agreements also provide for the future grant of 1,300,000 additional shares of common stock should the individuals remain employed following the April 1, 2021 expiration date, 400,000 of which have been cancelled and will not be subject to issuance. For the nine months ended September 30, 2021, the Company recorded $21,000 as stock-based compensation. The remaining expense outstanding is $18,000 for which will be recorded through 2022.

During the year ended December 31, 2020, the Company entered into agreements with consultants for which provided investor awareness, research materials and other services. In addition, during the nine months ended the Company entered into agreements for legal, marketing, consulting, etc for which 203,357 shares of common stock were issued. The Company recorded stock-based compensation of $111,013 during the nine months ended September 30, 2021 in connection with the common stock issued for services.

On April 5, 2021 the Company issued 250,000 shares to a third party for assignment of intellectual property, including patents and patent applications, agreed to on January 26, 2021. The common stock was valued at $128,750 for which is being amortized over the term of the licensing agreement.

Options

In May 2020, effective April 1, 2020, the individuals noted above were also granted a total of 5,750,000 options to purchase shares of the Company’s common stock. These options vested in tranches at various dates through May 1, 2021, with escalating exercise prices ranging from $0.50 to $7.50 and are exercisable for approximately 5five years. These options were valued at $1,056,695 using a Black-Scholes Options Pricing Model.

The fair value of the options granted in 2020 is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Schedule of fair value Black-Scholes Options pricing
Exercise price per share	$3.40
Expected life (years)	2.97
Risk-free interest rate	0.64%
Expected volatility	135%

During the nine months ended September 30, 2021, the Company granted options to purchase 12,015,700 shares of common stock to employees and consultants. Some of the grants had effective dates within the 2020 calendar year. These options will vest in tranches at various points through 2023 with escalating prices ranging from $0.05 to $7.50 and are exercisable through various points through 2025.

These options were valued at $3,163,622 using a Black-Scholes Options Pricing Model. For the nine months ended September 30, 2021, the Company recorded $2,350,834 as stock-based compensation. The remaining expense outstanding is $806,629 for which will be recorded through 2024. During the nine months ended September 30, 2021, 660,000 options were either cancelled or forfeited.

The fair value of the options granted in 2021 is estimated using a Black-Scholes Options Pricing Model with the following assumptions:

Exercise price per share	$1.03
Expected life (years)	2.22
Risk-free interest rate	0.64%
Expected volatility	111%

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

In the year ending December 31, 2020, the Company received $100,000 related to the sale of 200,000 shares of common stock and warrants.

During the nine months ended September 30, 2021, the Company received $768,000 related to the sale of 1,907,413 shares of common stock.

On July 2, 2021, the Company entered into an agreement with a third party for an equity investment of $30,000,000 in two tranches beginning August 16, 2021. For the first tranche, the investor will purchase preferred stock for $15,000,000, valued at $0.40 per share of common stock. For the second tranche, the investor will make an additional equity investment of $15,000,000, valued at $0.455 per share of common stock, within ninety (90) days of the funding of the first tranche. On August 25, 2021, the Company and the investor amended the definitive share purchase agreement to allow the investor more time to complete the first tranche of funding and provide for a penalty if the funds were not received. See Note 9 for subsequent events related to the transaction.

Offering of Preferred Stock

In March 2021, the Company commenced and subsequently closed a private offering of its preferred stock for up to $2 million in proceeds. The offering consisted of 20,000 shares of preferred stock at a price of $100 per share. The purchaser of the preferred stock has agreed to purchase the preferred stock in three tranches provided certain sales milestones are met. Concurrently with each issuance of preferred stock, the Company shall issue the preferred stockholder 500,000 warrants to purchase the Company’s common stock at a price of $0.75 per share. Preferred stockholders are entitled to a 10% dividend paid in additional shares of preferred stock on a quarterly basis and will receive dividend and liquidation preferences over the Company’s common stockholders. During the nine months ended September 30, 2021, the Company received $660,000 related to the sale of 6,660 shares of preferred stock. In connection with the sale, the Company issued the holder warrants to purchase 500,000 shares of the Company’s common stock at $0.75 per share for a period of four years. The Company valued the warrants at $148,400 using the Black-Scholes pricing model for which a discount of $121,158 using the relative fair market value was recorded preferred stock and the offset to additional paid-in capital. In addition, the holders of the preferred stock receive dividends at a rate of 10% per annum. As of September 30, 2021, the Company recorded accrued dividends of $25,180 as an increase to accrued liabilities and an offset to additional paid-in capital. Each share of preferred stock is convertible into 200 shares of common stock.

Common Stock and Warrants Issued with Notes Payable

See Note 6 for issuance of shares in connection with note agreements.

NOTE 8 – RELATED PARTY TRANSACTIONS

See Note 7 for shares and options issued to management under employment contracts. In connection with the employment contracts, the Company accrued total deferred salaries and bonuses of $474,744 and $225,000 as of September 30, 2021, respectively.

See Note 6 for discussion related to related party convertible notes payable.

NOTE 9 – SUBSEQUENT EVENTS

On October 22, 2021, the Company provided written notice of termination to the investor in the equity investment in Note 7 as a result of the investor’s breach of the Definitive Share Purchase Agreement, as amended, between the purchaser and the Company. Per the Agreement, the termination occurred after the investor was provided written notice of its breach and given ten (10) days to cure the breach. The investor and the Company are currently in discussions to renegotiate terms and settle any potential damages and liabilities arising from the investor’s breach of the Agreement. However, the Company is also preparing to pursue legal remedies in the event such action becomes necessary.

Effective October 1, 2021, the Company and the note holder terminated the note in the amount of $173,705 described in Note 6. Pursuant to the terms of the note, the Company transferred the collateral securing payment of the note to the note holder in exchange for terminating the agreement and cancelling all amounts due under the note.

In October 2021, the Company entered into a material agreement with a third-party (“Client”) to distribute health and wellness products to customers of the Client through a subsidiary named Phytocare, Inc. Under the terms of the agreement, Phytocare, Inc will have exclusive rights to distribute plant-based health and wellness products to the Clients network and customers. The initial products are currently being developed and formulated in Quarter 4 with manufacturing and product launch by Q2 2022.

On November 4, 2021, the Company amended the terms of the notes in the amount of $400,000 described in Note 6 to extend the payment date of the notes to December 19th, 2021, issue an additional 225,000 shares as interest over the extension, and provide for semi-monthly payments of the principal balance of the notes.

The Company has evaluated subsequent events through the filing date of these consolidated financial statements and has disclosed that there are no other events that are material to the financial statements to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s business plan involves the acquisition of licensed medical and recreational marijuana dispensaries, cultivation facilities and production facilities in states which allow publicly traded companies to own and operate dispensaries, cultivation facilities and production facilities. Depending on the markets entered and state regulation, the Company’s business plan may also include asset purchases, management/consulting agreements, operating agreements, or similar allowable agreements. The Company plans to use a combination of cash, shares of common or preferred stock, notes, or other financing vehicles to complete these acquisitions.

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

As of September 30, 2021 Love Pharm had not generated any revenue.

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

The Company expects EdenFlo will expand the Company’s position in the national Hemp/CBD industry. EdenFlo can produce pure CBD isolate and full-spectrum hemp distillate. EdenFlo’s isolate is made from the highest quality ingredients, utilizing only the best extraction and distillation methods to ensure a final product of extreme purity. Their scientific procedures used for the remediation of THC provide some of the cleanest broad-spectrum (distillate) oil available in the cannabis extraction industry. The acquisition of EdenFlo will support the Company’s manufacturing operations by supplying the Company’s raw materials requirements for its branded products.

As of September 30, 2021 EdenFlo had not generated any revenue.

Test Kitchen

On August 17, 2020, the Company acquired all the outstanding shares of Test Kitchen, Inc. for 50,000 shares of its restricted common stock.

Test Kitchen’s only asset as of August 17, 2020, was a product containing CBD oil. Test Kitchen filed a provisional patent application for this product on June 12, 2020. There can be no assurance that a patent will be issued for this product.

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

Results of Operations

Three Months Ended September 30, 2021, compared to the Three Months Ended September 30, 2020

Revenue

We generated $507,865 of revenues for the three-month period ended September 30, 2021, in comparison with $318,690 for the comparable quarter a year ago. The increase of $189,175 is primarily due to operational sales from the Company’s acquisition in SKM, as well as wholesale sales of hemp distillate product sold through Test Kitchen. During the three months ended September 30, 2021, approximately 92% of the Company’s revenue was from sales made by the Company’s SKM dispensary in Dumont, Colorado, and approximately 8% of the Company’s revenue was from sales made by Test Kitchen. During the three months ended September 30, 2021, no sales were generated by Prolific Nutrition, Gratus Living, Love Pharm or EdenFlo.

Cost of Goods Sold

We generated $334,147 of cost of goods sold for the three-month period ended September 30, 2021, in comparison with $60,552 for the comparable quarter a year ago. The increase of $273,595 is due to sales activity stated above.

Gross Profit/(Loss)

We generated $173,718 gross profit for the three-month period ended September 30, 2021, in comparison with gross profit of $258,138 for the comparable quarter a year ago. The decrease of $84,420 is due to operational activity. The Company, in prior years did not have on-going sales operations.

General and Administrative Expenses

General and administrative expenses for the three-month period ended September 30, 2021, totaled $1,841,290 in comparison with $1,177,949, for the comparable quarter a year ago. The decrease of $663,341 is primarily due to a significant amount of stock-based compensation recorded in the prior year in connection with options and shares granted to officers.

Other Income / Expense

Other expense for the three-month period ended September 30, 2021, totaled $2,178,549, in comparison with $3,719,913, for the comparable quarter a year ago. The decreased expense of $1,541,364, is primarily due to changes in the fair market value of derivative liabilities incurred.

Nine Months Ended September 30, 2021, compared to the Nine Months Ended September 30, 2020

Revenue

We generated $2,064,791 of revenues for the nine-month period ended September 30, 2021, in comparison with $323,731 for the comparable quarter a year ago. The increase of $1,741,060 is primarily due to operational sales from the Company’s acquisition in SKM, as well as wholesale sales of hemp distillate product sold through Test Kitchen. During the nine months ended September 30, 2021, approximately 86% of the Company’s revenue was from sales made by the Company’s SKM dispensary in Dumont, Colorado, and approximately 14% of the Company’s revenue was from sales made by Test Kitchen. During the nine months ended September 30, 2021, no sales were generated by Prolific Nutrition, Gratus Living, Love Pharm or EdenFlo.

Cost of Goods Sold

We generated $1,414,217 of cost of goods sold for the nine-month period ended September 30, 2021, in comparison with $100,617 for the comparable quarter a year ago. The increase of $1,313,600 is due to sales activity stated above.

Gross Profit/(Loss)

We generated $650,574 gross profit for the nine-month period ended September 30, 2021, in comparison with gross profit of $223,114 for the comparable quarter a year ago. The increase of $427,460 is due to operational activity. The Company, in prior years did not have on-going sales operations.

General and Administrative Expenses

General and administrative expenses for the nine-month period ended September 30, 2021, totaled $5,885,175 in comparison with $5,626,148, for the comparable quarter a year ago. The increase of $259,027 is primarily due to an increase in operational activity from sales stated above.

Research and Development Expenses

Research and development expenses for the nine-month period ended September 30, 2021, totaled $6,993, in comparison with $0 for the comparable quarter a year ago. The increase of $6,993 is due to product creation in the current year.

Other Income / Expense

Other expense for the nine-month period ended September 30, 2021, totaled $4,903,482, in comparison with $4,638,776, for the comparable quarter a year ago. The increased expense of $264,706, is primarily due to increased interest from additional funding, an allocation of bad debt expense on a note receivable, losses on investment valuation, and changes in the fair market value of derivative liabilities incurred.

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

During the nine-month period ended September 30, 2021, the Company received $768,000 related to the sale of 1,907,413 shares of common stock.

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

Going forward we are dependent upon raising capital to the extent cash flows from our operations are not significant enough to our cash flow needs. We currently have various financing agreements in place, as disclosed above.

For the next 12 months our plan of operations is to expand our current activity at SKM, increase consumer product offerings in Test Kitchen, and develop the infrastructure required to support Phytocare’s initial operations. We believe that our current cash on hand, cash flows from operations, and expected proceeds from ongoing investments will allow us to meet our cash flow requirements for a period in excess of 12 months.

Cash Flows

Net Cash used in Operating Activities

We used cash in our operating activities due to our losses from operations. Net cash used in operating activities was $2,551,370 for the nine-month period ended September 30, 2021 in comparison to $2,098,433 for the comparable period a year ago, an increase of $452,937 or 22%. The increase in cash used in operations was primarily related to operating activities in the current year that did not exist in the prior year.

Net Cash used in Investing Activities

Net cash used in our investing activities was $162,794 for the nine-month period ended September 30, 2021 in comparison to $1,780,706 for the comparable period a year ago, a decrease of $1,617,912 or 91%. The decrease in cash was primarily related to the change in value of the note receivable with HSII.

Net Cash from Financing Activities

Net cash provided by financing activities was $2,266,677 for the nine-month period ended September 30, 2021 in comparison to $2,529,333 for the comparable period a year ago, an decrease of $262,656 or 10%. In the nine-month period ended September 30, 2021, we raised $768,000 primarily through the issuance of common stock, $660,000 through the sale of preferred stock and $976,000 from a convertible note payable.

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

During the nine-month period ended September 30, 2021, Adjusted EBITDA decreased to $2,020,502 from $3,229,130 in the prior comparable year.

Off Balance Sheet Arrangements

As of September 30, 2021, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

See Note 2 to the September 30, 2021, financial statements included as part of this report for a description of the Company’s critical accounting policies and estimates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act, as amended) as of the end of the period covered by this report. As a result of this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the following material weakness:

●	Lack of appropriate segregation of duties,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	An overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Changes in Internal Control over Financial Reporting

On January 11, 2021, the Company hired Alexander Glueckler as its CFO to reduce reliance on independent financial reporting consultants for review or critical accounting areas, disclosures, and material nonstandard transactions. The hiring of Mr. Glueckler has allowed the Company to take greater internal control over its financial reporting in the three months ended September 30, 2021.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 4 to the Financial Statements included as part of this report.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company's sale of unregistered securities during the nine months ended September 30, 2021 are shown in the Statement of Stockholders Equity which is part of the financial statements included as part of this report. Refer also to Note 7 to these financial statements.

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

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 15, 2021.

PURE HARVEST CORPORATE GROUP, INC.

By:	/s/ Matthew Gregarek
Matthew Gregarek
Principal Executive Officer

By:	/s/ Alexander Glueckler
Alexander Glueckler
Principal Financial and Accounting Officer